Form 10-Q
period 1995-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1996-02-14
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to  __________________


                       Commission File Number: 33-10943-NY


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       NEW JERSEY                                       22-2494774
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1 Deerpark Drive, Suite F, South Brunswick, NJ                     08852
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Registrant's Telephone Number, Including Area Code: (908) 329-0910
                                                    --------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]        No [   ]

The number of shares of the registrants Common Stock, without par value, outstanding as of December 31, 1995 was 3,461,328.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


                          PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements: (Unaudited):

              Consolidated Balance Sheets as of December 31, 1995
              and June 30, 1995

              Consolidated Statements of Operations for the six months ended December 31, 1995 and 1994

              Consolidated Statement of Operations for the quarters ended December 31, 1995 and 1994

              Consolidated Statements of Cash Flows for the six months ended December 31, 1995 and 1994

              Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations for the second quarter and six months ended December 31, 1995


                           PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBITS

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

                                                     December 31      June 30
                                                         1995           1995
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents .......................   $   720,558    $    46,364
 Trade accounts receivable, less allowances
  of $16,768 in Dec. 1995 ($3,568 in June 1995) ..     1,889,339      1,413,779
 Inventory
   Finished goods ................................       590,222        775,609
   Work in process ...............................       547,670        401,738
   Raw materials .................................       760,070        462,863
                                                     -----------    -----------
                                                       1,897,962      1,640,210

 Receivable from employees .......................         9,694         28,834
 Prepaid expenses and other current assets .......       542,453        281,598
                                                     -----------    -----------
         TOTAL CURRENT ASSETS ....................     5,060,006      3,410,785

PROPERTY, PLANT AND EQUIPMENT
 Furniture and fixtures ..........................       140,499        160,151
 Machinery and equipment .........................     1,592,428      1,546,227
                                                     -----------    -----------
                                                       1,732,927      1,706,378
 Accumulated depreciation ........................    (1,364,808)    (1,278,313)
                                                     -----------    -----------
                                                         368,119        428,065

OTHER ASSETS .....................................     1,802,264        983,498
                                                     -----------    -----------
                                                     $ 7,230,389    $ 4,822,348
                                                     ===========    ===========


See notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1995 has been derived from audited financial statements at that date.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                                                  December 31           June 30
                                                                     1995                1995
                                                                  -----------         -----------
                                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness ......................................        $ 1,346,841         $ 1,022,689
  Accounts payable .......................................            866,690             774,923
  Deferred income ........................................              9,257              42,024
  Accrued expenses .......................................            140,618             247,948
  Captial lease obligation ...............................              9,761              21,715
  Current portion of long term debt ......................            267,336             275,407
                                                                  -----------         -----------
         TOTAL CURRENT LIABILITIES .......................          2,640,503           2,384,706

DEFERRED INCOME TAXES ....................................             56,972              86,000
LONG TERM DEBT-SUBORDINATED ..............................          1,650,111             590,761
LONG TERM DEBT-OTHER .....................................            529,077             541,199
MINORITY INTEREST - PHOTOMED GMBH ........................               --                59,926

SHAREHOLDERS' EQUITY Preferred stock, $1,000 par value:
   Authorized 500 shares; no shares
    issued or outstanding
  Common stock, $.01 par value:
   Authorized 10,000,000 shares; issued 3,627,200
   shares including 165,872 shares in treasury
   (Sept. 1995) and 315,872 shares in treasury (June 1995)             26,272              26,272
  Additional paid-in capital .............................          6,246,892           5,278,879
  Accumulated deficit ....................................         (3,642,706)         (3,855,815)
  Treasury stock, at cost ................................            (56,433)           (107,466)
  Cumulative foreign currency
    translation adjustment ...............................           (220,299)           (182,114)
                                                                  -----------         -----------

         TOTAL SHAREHOLDERS' EQUITY ......................          2,353,726           1,159,756
                                                                  -----------         -----------
                                                                  $ 7,230,389         $ 4,822,348
                                                                  ===========         ===========

See notes to Consolidated Financial Statements.


Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Six Months Ended
                                                              December 31
                                                    ----------------------------
                                                       1995             1994
                                                    -----------      -----------
                                                    (Unaudited)
REVENUES
  Net sales ...................................     $ 4,461,096      $ 3,644,377
  Other income ................................          37,847           69,029
                                                    -----------      -----------
                                                      4,498,943        3,713,406

COSTS AND EXPENSES
  Cost of products sold .......................       1,860,361        1,524,305
  Selling, general and administrative .........       1,692,809        1,351,392
  Research and development ....................         480,740          216,106
  Interest ....................................         120,913           43,322
  Depreciation and amortization ...............          87,843           92,881
  Goodwill amortization .......................          75,132             --
  Start up expenses - subsidiary ..............            --            326,984
  Foreign exchange (gain) loss ................          (5,311)           3,432
                                                    -----------      -----------
                                                      4,312,487        3,558,422

Income before income taxes ....................         186,456          154,984

Deferred income tax credit ....................         (26,654)            --
                                                    -----------      -----------

Net income ....................................         213,110          154,984
                                                    ===========      ===========

Net income per common share ...................     $       .08      $       .07
                                                    ===========      ===========

Weighted average number of common
 shares outstanding ...........................       2,592,475        2,289,948
                                                    ===========      ===========

                 See notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                           Second Quarter
                                                          Ended December 31
                                                    ----------------------------
                                                       1995             1994
                                                    -----------      -----------
REVENUES
  Net sales ...................................     $ 2,512,403      $ 2,170,690
  Other income ................................          10,956           36,961
                                                    -----------      -----------
                                                      2,523,359        2,207,651

COSTS AND EXPENSES
  Cost of products sold .......................       1,053,261          892,161
  Selling, general and administrative .........         931,746          724,532
  Research and development ....................         264,022           83,023
  Interest ....................................          80,913           28,165
  Depreciation and amortization ...............          43,918           46,263
  Goodwill amortization .......................          34,670             --
  Start-up expenses-subsidiary ................            --            326,984
  Foreign exchange (gain) loss ................               2            2,695
                                                    -----------      -----------
                                                      2,408,530        2,103,823
                                                    -----------      -----------

Income before income taxes ....................         114,829          103,828

Deferred income tax credit ....................         (14,514)            --
                                                    -----------      -----------

Net income ....................................         129,341          103,828
                                                    ===========      ===========

Net income per common share ...................     $       .05      $       .05
                                                    ===========      ===========

Weighted average number of common
shares outstanding ............................       2,722,784        2,297,889
                                                    ===========      ===========

                 See notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                 Six Months Ended
                                                                    December 31
                                                           -------------------------------
                                                              1995                1994
                                                           -----------         -----------
OPERATING ACTIVITIES:
Net income ........................................        $   213,110         $   154,984
Adjustments to reconcile net income
  to net cash (used in) provided
  by operating activities:
    Depreciation and amortization .................             87,843              92,881
    Provision for doubtful accounts ...............               --                   570
    Other amortization - intangible assets ........             75,132                --
    Deferred income taxes (credit) ................            (26,654)               --
  Changes in assets and liabilities:
    (Increase) in trade accounts receivable .......           (492,328)           (294,924)
    (Increase) in inventories .....................           (257,752)           (300,426)
    (Increase) in other current assets ............           (241,715)           (277,689)
    (Decrease) increase in accounts payable
     and accrued expenses .........................            (15,563)             67,174
    (Decrease) increase in deferred income ........            (32,767)             35,757
    Decrease (increase) in other assets ...........             56,234            (108,723)
                                                           -----------         -----------
Net cash provided by (used in) operating activities           (634,460)           (630,387)

INVESTING ACTIVITIES:
   Purchare of technology .........................           (875,000)               --
   Minority interest ..............................            (59,926)               --
   Proceeds from maturity of certificate of deposit               --                25,120
   Purchase of plant, property,and equipment ......            (26,549)            (70,196)
                                                           -----------         -----------
   Net cash used in investing activities ..........           (961,475)            (45,076)

                 See notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                                                 Six Months Ended
                                                                    December 31
                                                           -------------------------------
                                                              1995                1994
                                                           -----------         -----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of stock to purchase
   49% of PhotoMed GmbH ...........................            132,272                --
  Net proceeds from issuance of stock to purchase
   technology from MLTV ...........................            875,000                --
  Increase borrowings on ODC loan facility ........               --               319,663
  Increase borrowings on notes payable to bank ....            324,152             125,674
  Payment on current portion of long term debt ....            (48,071)               --
  Increase long term debt - subordinated debt .....          1,047,228             258,120
  Principal payment on capital lease obligation ...            (11,954)            (35,698)
  Issue treasury stock in lieu of cash compensation               --                62,265
                                                           -----------         -----------
Net cash provided by financing activities .........          2,318,627             730,024

  Effect of exchange rate changes on cash .........            (48,498)            (13,081)
                                                           -----------         -----------
(Decrease) Increase in cash .......................            674,194              41,480

CASH BALANCE AT THE BEGINNING OF PERIOD ...........             46,364              35,967
                                                           -----------         -----------

CASH BALANCE AT THE ENDING OF PERIOD ..............        $   720,558         $    77,447
                                                           ===========         ===========

                 See notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1995

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The Company is engaged in the research, development, manufacturing and marketing of proprietary electro-optical systems which enable customers in health care, environmental science and industrial process control fields to perform advanced analysis utilizing light.

The accompanying and unaudited consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10K for the year ended June 30, 1995.

NOTE B -- PHOTOMED GMBH

On July 5, 1995, the Company acquired the remaining 49% ownership of PhotoMed GmbH from its minority shareholders. The Company issued 150,000 common shares from treasury stock, at a fair market value of $1 per share. As a result of this transaction, PhotoMed GmbH became a wholly-owned subsidiary of the Company. The transaction is accounted for as a business combination (step-by-step acquisition) using the purchase method of accounting.

The purchase price, which was comprised of the issuance of shares, was allocated as follows:

Goodwill on acquisition                     $ 72,000
Net assets acquired                           78,000
                                            --------
                                            $150,000
                                            ========

NOTE C -- TREASURY STOCK

As a result of acquiring the remaining 49% ownership of PhotoMed GmbH (see Note B above) for treasury stock, the number of shares in treasury stock decreased from 315,872 shares to 165,872 as of July 5, 1995.

NOTE D -- LONG TERM DEBT

On October 31, 1995, the Company completed a $1,500,000 Canadian dollar ($ 1.1 million US$) financing in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc. of Toronto Ontario Canada. This subordinated debt has a term of five (5) years and an interest rate of 12% per year compounded monthly, with payments of interest only in the first twelve (12) months. Principal payments of $6,250 Canadian dollars will begin November 1996 through September 2000, with the balance due October 31, 2000. This agreement includes a first option for 250,000 shares of common stock at $1.25 per share for a term of five (5) years, and a second option of 400,000 shares of common stock at $2.50 per share until October 1996, and then $3.25 per share from November 1996 until October 1997. The full amount of this sub-debt is classified as long term debt.

On December 8, 1995, the Company entered an agreement with M.L. Technology Ventures, L.P. ("MLTV") to repay the outstanding subordinated debt in the full amount of $771,000. The term of the agreement requires a $20,000 principal payment per month for a term of twenty-four (24) months. The balance of $291,000 is to be paid at the end of this term. Under this agreement, there will be no interest charged or accrued on the principal amount of debt provided that the Company meets the monthly payment schedule.

NOTE E -- PAID IN CAPITAL

On December 8, 1995, the Company executed an agreement with MLTV (which the Company had entered into by commitment on September 20, 1995) whereby the Company issued 1,000,000 shares of common stock for payment of the technology developed under the joint venture between the Company and MLTV, and MLTV's joint venture interest. The 1,000,000 shares of common stock is in full settlement of the $627,000 base purchase price option for the technology in addition to royalties for a five year period. The common shares were recorded at market value (bid price) of .875 per share or $875,000, and this value is recorded in "Paid-in-Capital" The purchase of the technology represents an intangible asset of $875,000 which was recorded as an "Other Asset" and will be amortized on a straight-line basis over a five (5) year period.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended December 31, 1995 of $2.5 million and $4.5 million, respectively, increased $349,000 or 16.1% and $824,000 or 22.7%. These increases in net sales represent the continued strength of ratio fluorescence systems sales on a world wide basis for existing products. The second quarter sales performance was the highest sales quarter in the Company's history.

Total revenue for the quarter and six-months ended December 31, 1995 of $2.5 million and 4.5 million, respectively, which include net sales and other income, increased $316,000 or 14.3% and $786,000 or 21.2%. This performance primarily reflects the impact of increased net sales. Other income decreased for the quarter and six months from the comparative prior year periods as a result of lower funding in fiscal 1996 from the Canadian government for direct labor training support programs, which were impacted by budget constraints year to year.

Cost of products sold for the second quarter of fiscal 1996 was $1.1 million or 41.9% of net sales, which compares to $892,000 or 41.2% of net sales in the same period of fiscal 1995. This increase of $161,000 or 18.1% in cost of products sold primarily relates to the real volume increase in sales. The increase as a percentage of sales from 41.2% to 41.9% relates to the mix of products sold. Cost of products sold for the six months ended December 31, 1995 was $1.9 million or 41.7% of net sales in comparison to $1.5 million or 41.9% of net sales; an increase of $336,000 or 22.0%. This cost increase closely follows the increase in sales volume.

Selling, general and administrative expenses of $932,000 for the second quarter and $1.7 million for the six months, increased $207,000 or 28.6% and $341,000 or 25.3%, respectively, for the comparable periods of fiscal 1995. These expenses as a percentage of sales increased from 33.4% to 37.1% in the second quarter and from 37.1% to 37.9% for the six month period. The dollar and percentage of sales increase in the quarter and six month periods primarily relates to volume sensitive selling expenses, investment to increase the marketing support programs, agent commissions due to mix of sales, and the investment in additional sales personnel to expand sales territory coverage. Additionally, administrative expenses were higher due to financing related expenses, and increased administrative support expenses related to international operations.

Research and development expenditures, as reported, for the second quarter of fiscal 1996 were $264,000 or 10.5% of net sales and for the first six months of fiscal 1996 totaled $481,000 or 10.8% of net sales. In comparison to the prior year, these expenses increased $181,000 or 218% for the quarter and $265,000 or 122.5% for the six month period. These increases primarily reflected an incremental investment in additional staffing for product development support.

Interest expenses for the quarter and six months ended December 31, 1995 of $81,000 and $121,000, increased $53,000 or 187.3% and $78,000 or 179.1%
respectively. These increases were primarily due to interest on incremental short term borrowing on the credit facilities with the banks, interest payments on new sub-debt, and interest payments on the shareholder loan to PhotoMed GmbH.

Depreciation and amortization of $44,000 for the second quarter decreased by $2,000 or 5.1% and of $88,000 for the six months decreased by $51,000 or 5.4%. This was primarily due to the impact of lower amortization on equipment under capital lease pursuant to the amortization schedule.

Goodwill amortization of $35,000 for the second quarter and $75,000 for the six months, represents an incremental expense in comparison to the prior year and is related to the formation and capitalized start-up expenses of the PhotoMed GmbH subsidiary in September 1994. The start-up expenses related to the subsidiary and reported in the second quarter of the prior year was $327,000, a non-recurring expense in these comparative periods and a favorable impact for the quarter and six months.

Foreign exchange represented a nominal gain of $5,000 for the six month period and had no impact on the second quarter. The gains in comparison to a nominal loss in the prior year was due to the mix of transactional activity between the parent company and international locations.

Deferred income tax credits of $15,000 for the quarter and $27,000 for six months related to timing differences between book and tax income, which is a partial reversal of deferred tax expense for fiscal 1995 of $86,000. The deferred tax expense, and the resulting tax credit in the periods relate to the PhotoMed GmbH subsidiary.

The Company reported net income of $129,000 for this second quarter of fiscal 1996, an increase of $26,000 or 24.6% over the same period in the prior year. For the six month period ended December 31, 1995, net income was $213,000, an increase of $58,000 or 37.5% over the same comparable prior year period. This improved income performance reflected the higher gross margin on the sales volume increase and the non-recurring start-up expenses which were related to the PhotoMed GmbH subsidiary in September 1994.

In September 1994, the Company formed a new subsidiary named "PhotoMed GmbH". At that time this subsidiary was 51% owned by the Company. This subsidiary operates primarily as a sales and service office to handle Germany, Austria, Finland and the Scandinavian countries. In July 1995 of this first quarter, the Company acquired 49% minority interest for 150,000 shares of common stock, and PhotoMed GmbH became a wholly owned subsidiary.

Net income per share was five (5) cents for the second quarter of fiscal 1996 and flat in comparison to the prior year. This was primarily the result of the dilution effect of one cent per share due to the impact on the average common stock outstanding of the 1,000,000 shares issued December 8, 1995 to MLTV to purchase the technology and joint venture interest. Net income per share was eight (8) cents per share for the six months ended December 31, 1996, an net increase of one cent per share and also reflecting the impact of the one cent share dilution.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at December 31, 1995, was $2.4 million compared to $1.0 million at June 30, 1995, an increase of $1.4 million or 136%. Current assets of $5.1 million increased by $1.6 million or 48.3% with increase in all current asset categories from the end of fiscal 1995. The cash increase of $674,000 primarily relates to the impact of the proceeds from the sub-ordinated debt issue of $1.5 million Canadian dollars ($1.1 million US$) with C.I.-C.P.A. Business Ventures Fund Inc. (See Note D). The accounts receivable increase of $476,000 or 33.6% strongly reflects the increased sales volume and a slower accounts receivable turn due to a higher percentage of foreign receivables. The accounts receivable balance of $1.9 million represents
2.1 months of sales in comparison to 1.9 months of sales at the end of fiscal 1995. The inventory increase of $258,000 or 15.7% reflects both a higher level of production volume to support future sales, the build up of in-transit product shipment to international locations for completion of orders, which will be billed in the subsequent quarter, and new product inventory. The inventory level at $1.9 million represents 5.5 months of sales and compares to 4.8 months of sales at the end of fiscal 1995. The increase in other current assets of $242,000 primarily relates to financing related expenses of $150,000, other prepaid expenses related to goods and services taxes in all international locations, the province of Ontario Canada minimum business taxes, general insurance costs and employee benefits insurance.

Current liabilities of $2.6 million increased $256,000 or 10.7% from the end of fiscal 1995. This net increase primarily was the result of increased short term borrowings from the bank of $324,000 or 31.7% for working capital requirements. This increase was partially offset by payments on lease obligations and a reduction in deferred income related to customer prepayments on orders which were shipped and billed.

As of December 31, 1995, borrowings on the Bank of Montreal credit facility reached a maximum of $1.5 million Canadian Dollars ($1.1 million U.S.$). In January 1996, the Company was approved for an increase to this credit facility from $1.5 million Canadian dollars to $2.0 million ($1.5 million US$) based on the Company's performance to date and requirements from incremental short term working capital. The company is in compliance with all bank covenants.

On December 31, 1995, the borrowings outstanding on the PhotoMed GmbH bank line with the local Stadtparkasse bank was 361,000 deutche marks ($249,000 US$) on the 500,000 deutche marks line of credit. In January 1996 this bank line was renewed at 500,000 deutche marks for another twelve (12) month period on the basis of PhotoMed GmbH performance over the last year.

In January 1995, the Company negotiated a purchase price of $35,000 as a residual value for equipment, which was a capital lease under a sale-leaseback agreement with G.E. Capital. The capital lease had expired and under the terms of this agreement the Company had an option to purchase the equipment at fair market value or return the equipment to the leasing company. The Company exercised its option to purchase the equipment, which is used for the applications lab and customer demonstration support, for $35,000 over an eighteen (18) month period and at a fixed interest rate of 10.25%. As of December 31, 1995, the balance under the installment purchase represented $10,000 and was reported as a current liability under the current portion of long term debt. The full value of the $35,000 was capitalized an asset with a short term depreciable life of two (2) years due to age of equipment and plans to replace within a two (2) year period.

As of December 31, 1995 the Company had a notes payable balance of $17,000 with Brooks Air Force base, which is a current liability under the current portion of long term debt. This amount will be paid in full by July 1, 1996. This debt arose from a duplicate payment and an installment repayment agreement between Brooks Air Force and the Company for the principal amount of $90,155 in March 1994.

On December 8, 1995, the Company entered into several agreements with MLTV which covered repayment of the subordinated debt in the amount of $771,000, the purchase of the technology developed under a joint venture agreement between the Company and MLTV and the acquisition of the joint venture interest of MLTV, thereby dissolving the joint venture. As it relates to the subordinated debt, the Company has agreed to pay the principle amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000, and the balance of $291,000 at the end of this term. As of December 31, 1995, the Company paid $40,000 and reduced the total outstanding to $731,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless there is a payment not made on time or an event of default. The purchase of the technology and the joint venture interest was completed with the issuing of 1,000,000 shares of common stock, which is unregistered and restricted. The 1,000,000 shares of common stock is in full settlement of the purchase of technology and joint venture interest, which had a stated base price of $627,000 plus royalties for a five-year term under a prior agreement between the Company and MLTV. As of December 30, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of .875 per share based on the market bid price. This $875,000 value has been assigned to the technology as an intangible asset under the "other assets" classification and will be amortized over a five (5) year period starting in January 1996.

On October 31, 1995, the Company entered into a new subordinated debt agreement for $1.5 million Canadian dollars ($1.1 million US) through Covington Capital's C.I.-C.P.A. Business Ventures Fund Inc. of Toronto, Canada. This sub-ordinated debt has a term of five (5) years at an interest rate of 12% per annum, with interest payments only for the first twelve (12) months. As of December 31, 1995, the company had made two (2) interest payments totaling approximately $29,000 Canadian dollars ($21,000 US). This agreement includes a first option for 250,000 shares of common stock at a $1,25 per share for a term of five (5) years and a second option of 400,000 shares of common stock at $2.50 per share until October 1996, and then $3.25 per share until October 1997. The full amount of this debt is classified as long term debt.

Long term debt also includes a 400,000 mark loan ($291,000 US$) by a private individual (who is also an investor in the subsidiary) to the Company's wholly owned German subsidiary, PhotoMed GmbH. The loan was made to the subsidiary on October 1, 1994, and with a repayment of principal and interest to start at the end of April 1995 with payment of 10,000 German marks per month. Interest accrues from October 1 through the start date of the payments at a rate of 5.25%, plus the prevailing German bank discount rate (i.e. 4.5%). The loan has clauses which would allow both slower and/or faster payments contingent upon the cash flow of the PhotoMed GmbH operations. As of December 31, 1995, the principal amount of $376,000 German marks ($259,000 US$) was outstanding, with only four payments to date with included principal payments of 24,000 deutche marks ($17,000 US$) and interest payments of 16,000 deutche marks ($11,000 US$). A portion of this outstanding amount ($45,000 US$) has been classified as a current liability and represents an estimated twelve payments of principal. The balance ($214,000 US$) has been reported as a long term debt. Payments on a monthly basis are contingent upon cash flow considerations and upon agreement with the individual.

In July 1994 of this prior fiscal year, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London Ontario, Canadian plant. This loan was a "carve out" from the original ODC credit facility of $900,000 Canadian dollars under the Export Support Loan Program. As a result, the Export loan facility was set at a $400,000 Canadian dollar limit, prior to the full payment of the outstanding balance from the Bank of Montreal credit facility in May 1995. The balance outstanding as of December 31, 1995 on the ODC fixed loan was $415,000 Canadian dollars ($309,000 US$) based on specific advance requests approved through this date. Payment of principal was scheduled to start August 15, 1995 (of fiscal 1996) in that full disbursement had not occurred by June 30, 1995. The Company has been granted an extension by ODC until June 30, 1996 with principal payments to start on August 15, 1996. Interest has been charged on a monthly basis since the first disbursement made in July 1994, and has continued this fiscal year. The Company may not draw additional funds on the facility for capital equipment up to $500,00 due to Ontario government budgetary constraints. This term loan is classified as a long term debt.

In September 1994, the Company acquired at 51% ownership position and formed a German subsidiary, PhotoMed GmbH. The Company made a nominal cash investment for 51% ownership and on July 5, 1995 acquired the remaining 49% for 150,000 shares of common stock from treasury stock and at a fair market value of $1 per share. As a result of this transaction, PhotoMed GmbH became a wholly-owned subsidiary of the Company. The PhotoMed GmbH operation was self-financing through the utilization of a 400,000 DM ($290,000 US$) shareholder long-term loan, 500,000 DM ($362,000 US$) bank revolving line of credit, and cash provided by operations. The cash start-up expenses incurred during the prior fiscal year was approximately $900,000 which had a major impact on working capital requirements and are non-recurring expenses going forward.

During this quarter, the Company improved its cash position and working capital resources through short term debt provided by bank lines of credit and long term debt thought a form of debenture with a Toronto Canada based business venture fund. With this additional financing, agreement with MLTV on the purchase of technology and scheduled repayment of sub-ordinated debt, established short term credit facilities with the bank, and continued sales growth coupled with product cost reduction efforts, the Company should be positioned to meet working capital requirements. The cash flow will be directed to continued expansion of sales coverage, increased marketing support programs, and continued focused effort in research and development on products and technology. The Company will continue to manage within these resources and attempt to balance working capital needs with cash flow generated from operations and current financing. The Company will continue to pursue business opportunities that will provide a good return on investment and that will strengthen financial resources.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Changes in Securities.

         Not Applicable.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on Friday, December 8, 1995. The only matters considered and voted upon at the meeting were the election of three directors for a three-year term, and approval to adopt the Company's Employee Stock Purchase Plan.

         The voting for three directors: Charles G. Marianik, Ronald J. Kovach, and Louis Balogh was 1,654,538 for and 5,900 withheld.

         The voting for the Employee Stock Purchase Plan was 1,383,337 for, 37,952 against and 5,000 withheld.

Item 5.  Other Information.

         On December 8, 1995, the Company issued 1,000,000 shares of Common Stock to MLTV pursuant to a Purchase Agreement between the Company and MLTV dated as of December 8, 1995 (the "Purchase Agreement"), in consideration for the transfer of the rights to certain technology and MLTV's interest in the joint venture formed by MLTV and the Company pursuant to a Joint Venture and Purchase Option Agreement dated April 6, 1987. In connection with the Purchase Agreement, the Company will pay $771,000 to MLTV as evidence by a Second Subordinated Promissory Note dated December 8, 1995 payable $20,000 per month for a two year period, the balance to be paid at the end of such period and secured by a security agreement.

         On October 31, 1995, the Company secured additional financing of $1.5 million Canadian dollars ($1.1 million US$) in the form on a deberture with C.I.-C.P.A. Business Venture Fund, Inc. of Toronto, Canada. This sub-ordinated debt has a five year term with principal payment based on a twenty (20) year amortization and at an annual interest rate of 12%. In the first year, there will be only interest payments which will amount to an estimated $180,000 Canadian dollars ($134,000 US$). Starting in November 1996, the Company will owe a principal amount of $6,250 Canadian Dollars ($4,650 US$) on a monthly basis through the five year term. As a consideration for this financing, C.I.-C.P.A. also has a stock option agreement which includes a first option equal to 250,000 shares of common stock at $1.25 per share with an expiration date of the deberture, and a second option equal to 400,000 shares of common stock over a two year period at $2,50 a share until September 1996, and $3,25 until September 1997.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The following exhibits are included herewith:

         10.01    Purchase  Agreement  dated  as of  December  8,  1995,  by and
                  between   Photon   Technology   International,   Inc.  and  ML
                  Technology Ventures, L.P. with all exhibits.

         11.1 Deberture Agreement dated October 31, 1995, by and between Photon Technology International, Inc. and C.I.-C.P.A. Business Venture Fund, Inc.

         11.2     Option Agreement dated October 31, 1995, by and between Photon
                  Technology  International,   Inc.  and  C.I.-C.P.A.   Business
                  Venture Fund, Inc.

         (b) The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date:  February 12, 1996   By: /s/Charles G. Marianik
                               -------------------------------------
                               Charles G. Marianik
                               President, Chief Executive Officer
                               and Director
                               Principal Executive Officer




Date:  February 12, 1996   By: /s/William D. Looney
                               -------------------------------------
                               William D. Looney
                               Vice President/Controller
                               Principal Financial and Accounting
                               Officer