Form 10-Q
period 1996-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1996-05-14
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to  __________________


                       Commission File Number: 33-10943-NY


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
- - --------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       NEW JERSEY                                       22-2494774
- - --------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1 Deerpark Drive, Suite F, South Brunswick, NJ                     08852
- - --------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

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

Yes [ X ]        No [   ]

The number of shares of the registrants Common Stock, without par value, outstanding as of March 31, 1996 was 3,461,328.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements: (Unaudited):

          Consolidated Balance Sheets as of March 31, 1996
          and June 30, 1995

          Consolidated Statements of Operations for the nine months ended March 31, 1996 and 1995

          Consolidated Statement of Operations for the quarters ended March 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995

          Notes to Consolidated Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations for the second quarter and nine months ended March 31, 1996


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

                                                      March 31        June 30
                                                        1996            1995
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents .......................   $   471,584    $    46,364
 Trade accounts receivable, less allowances
  of $3,419 in March 1996 ($3,568 in June 1995) ..     1,928,771      1,413,779
 Inventory
   Finished goods ................................       516,468        775,609
   Work in process ...............................       785,109        401,738
   Raw materials .................................       808,167        462,863
                                                     -----------    -----------
                                                       2,109,744      1,640,210

 Receivable from employees .......................        21,627         28,834
 Prepaid expenses and other current assets .......       673,779        281,598
                                                     -----------    -----------
                    TOTAL CURRENT ASSETS .........     5,205,505      3,410,785

PROPERTY, PLANT AND EQUIPMENT
 Furniture and fixtures ..........................       139,386        160,151
 Machinery and equipment .........................     1,704,937      1,546,227
                                                     -----------    -----------
                                                       1,844,323      1,706,378
 Accumulated depreciation ........................    (1,394,909)    (1,278,313)
                                                     -----------    -----------
                                                         449,414        428,065

OTHER ASSETS .....................................     1,775,707        983,498
                                                     -----------    -----------
                                                     $ 7,430,626    $ 4,822,348
                                                     ===========    ===========

See notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1995 has been derived from audited financial statements at that date.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                                              March 31       June 30
                                                                1996           1995
                                                             -----------    -----------
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness ......................................   $ 1,681,242    $ 1,022,689
  Accounts payable .......................................       863,406        774,923
  Deferred income ........................................           364         42,024
  Accrued expenses .......................................        94,072        247,948
  Captial lease obligation ...............................        13,625         21,715
  Current portion of long term debt ......................       234,633        275,407
                                                             -----------    -----------
               TOTAL CURRENT LIABILITIES .................     2,887,342      2,384,706

DEFERRED INCOME TAXES ....................................        42,458         86,000
LONG TERM DEBT-SUBORDINATED ..............................     1,594,266        590,761
LONG TERM DEBT-OTHER .....................................       546,601        541,199
MINORITY INTEREST - PHOTOMED GMBH ........................          --           59,926

SHAREHOLDERS' EQUITY Preferred stock, $1,000 par value:
   Authorized 500 shares; no shares
    issued or outstanding
  Common stock, $.01 par value:
   Authorized 10,000,000 shares; issued 2,627,200
   shares including 165,872 shares in treasury
   (March 1996) and 315,872 shares in treasury (June 1995)        26,272         26,272
  Additional paid-in capital .............................     6,242,457      5,278,879
  Accumulated deficit ....................................    (3,580,798)    (3,855,815)
  Treasury stock, at cost ................................       (56,433)      (107,466)
  Cumulative foreign currency
    translation adjustment ...............................      (271,539)      (182,114)
                                                             -----------    -----------

               TOTAL SHAREHOLDERS' EQUITY ................     2,359,959      1,159,756
                                                             -----------    -----------
                                                             $ 7,430,626    $ 4,822,348
                                                             ===========    ===========

See notes to Consolidated Financial Statements.

Note: The balance sheet at June 30, 1995 has been derived from the audited financial statements at that date.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Nine Months Ended
                                                             March 31
                                                   ----------------------------
                                                      1996              1995
                                                   -----------      -----------
                                                   (Unaudited)
REVENUES
  Net sales ..................................     $ 6,833,082      $ 5,685,490
  Other income ...............................          50,369           84,096
                                                   -----------      -----------
                                                     6,883,451        5,769,586

COSTS AND EXPENSES
  Cost of products sold ......................       2,762,868        2,284,756
  Selling, general and administrative ........       2,743,298        2,254,813
  Research and development ...................         691,652          362,122
  Interest ...................................         201,487           64,667
  Depreciation and amortization ..............         131,003          155,324
  Goodwill amortization ......................         117,658             --
  Start up expenses - subsidiary .............            --            443,657
  Foreign exchange (gain) loss ...............           1,835          (17,543)
                                                   -----------      -----------
                                                     6,649,801        5,547,796

Income before minority interest and
income tax provision .........................         233,650          221,790

Minority interest - subsidiary loss ..........            --             17,840
                                                   -----------      -----------

Income before income taxes ...................         233,650          239,630

Deferred income tax credit ...................         (41,368)            --
                                                   -----------      -----------

Net income ...................................         275,018          239,630
                                                   ===========      ===========

Net income per common share ..................     $       .10      $       .10
                                                   ===========      ===========

Weighted average number of common
 shares outstanding ..........................       2,881,233        2,304,202
                                                   ===========      ===========

See notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                          Third Quarter
                                                          Ended March 31
                                                   ----------------------------
                                                      1996             1995
                                                   -----------      -----------
REVENUES
  Net sales ..................................     $ 2,366,341      $ 2,041,113
  Other income ...............................          18,167           15,067
                                                   -----------      -----------
                                                     2,384,508        2,056,180

COSTS AND EXPENSES
  Cost of products sold ......................         987,049          760,451
  Selling, general and administrative ........         965,947          903,421
  Research and development ...................         210,912          146,016
  Interest ...................................          80,574           21,345
  Depreciation and amortization ..............          43,160           62,443
  Goodwill amortization ......................          42,526             --
  Start-up expenses-subsidiary ...............            --            116,673
  Foreign exchange (gain) loss ...............           7,146          (20,975)
                                                   -----------      -----------
                                                     2,337,314        1,989,374

Income before minority interest and
income tax provision .........................          47,194           66,806

Minortiy interest - subsidiary loss ..........            --             17,840
                                                   -----------      -----------

Income before income taxes ...................          47,194           84,646

Deferred income tax credit ...................         (14,714)            --
                                                   -----------      -----------

Net income ...................................          61,908           84,646
                                                   ===========      ===========

Net income per common share ..................     $       .02      $       .04
                                                   ===========      ===========

Weighted average number of common
shares outstanding ...........................       3,461,328        2,305,785
                                                   ===========      ===========

See notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                           Nine Months Ended
                                                               March 31
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
OPERATING ACTIVITIES:
Net income ........................................   $   275,018    $   239,630
Adjustments to reconcile net income
  to net cash (used in) provided
  by operating activities:
    Depreciation and amortization .................       131,003        155,325
    Provision for doubtful accounts ...............       (12,957)         8,022
    Other amortization - intangible assets ........       173,936         27,571
    Deferred income taxes (credit) ................       (41,368)          --
  Changes in assets and liabilities:
    (Increase) in trade accounts receivable .......      (502,035)      (188,725)
    (Increase) in inventories .....................      (469,534)      (452,665)
    (Increase) in other current assets ............      (384,974)      (219,315)
    (Decrease) increase in accounts payable
     and accrued expenses .........................       (65,393)       118,133
    (Increase) in deferred income .................       (41,660)       (30,606)
    (Increase) in other assets ....................       (91,145)      (314,565)
                                                      -----------    -----------
Net cash provided by (used in) operating activities    (1,029,109)      (657,195)

INVESTING ACTIVITIES:
   Purchase of technology .........................      (875,000)          --
   Minority interest ..............................       (59,926)          --
   Proceeds from maturity of certificate of deposit          --           25,120
   Purchase of plant, property,and equipment ......      (137,945)      (132,225)
                                                      -----------    -----------
   Net cash used in investing activities ..........    (1,072,871)      (107,105)

(Continued)

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) -- Continued

                                                           Nine Months Ended
                                                               March 31
                                                      --------------------------
                                                          1996           1995
                                                      -----------    -----------
FINANCING ACTIVITIES:
  Net proceeds from issuance of stock to purchase
   49% of PhotoMed GmbH ...........................       132,272           --
  Net proceeds from issuance of stock to purchase
   technology from MLTV ...........................       875,000           --
  Increase borrowings on ODC loan facility ........          --          318,823
  Increase borrowings on notes payable to bank ....       658,553        269,380
  Payment on current portion of long term debt ....      (196,720)       (34,229)
  Increase long term debt - subordinated debt .....     1,103,505           --
  Principal payment on capital lease obligation ...       (18,219)       (10,877)
  Issue treasury stock in lieu of cash compensation          --           72,808
  Increase long term debt to purchase equipment ...        66,211           --
  Increase long term debt - loan by individual ....          --          291,292
                                                      -----------    -----------
Net cash provided by financing activities .........     2,620,602        907,197

  Effect of exchange rate changes on cash .........       (93,402)       (22,189)
                                                      -----------    -----------
(Decrease) Increase in cash .......................       425,220        120,708

CASH BALANCE AT THE BEGINNING OF PERIOD ...........        46,364         35,967
                                                      -----------    -----------

CASH BALANCE AT THE ENDING OF PERIOD ..............   $   471,584    $   156,675
                                                      ===========    ===========

See notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1996

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

The Company is engaged in the research, development, manufacturing and marketing of proprietary electro-optical systems which enable customers in health care, environmental science and industrial process control fields to perform advanced analysis utilizing light.

The accompanying and audited consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1995.

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

The purchase price, which comprised of the issuance of shares, was allocated as follows:

Goodwill on acquisition                     $ 72,000
Net assets acquired                           78,000
                                           ---------

                                            $150,000
                                            ========

NOTE C -- TREASURY STOCK

As a result of acquiring the remaining 49% ownership of PhotoMed GmbH (see Note B above) for treasury stock, the number of shares in treasury stock decreased from 315,872 shares to 165,872 as of July 5, 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D -- LONG TERM DEBT

On October 31, 1995, the Company completed a $1,500,000 Canadian dollar ($ 1.1 million US$) financing in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc. of Toronto Ontario Canada. This subordinated debt has a term of five (5) years and an interest rate of 12% per year, with payments of interest only in the first twelve (12) months. Principal payments of $6,250 Canadian dollars will begin November 1996 through September 2000, with the balance due October 31, 2000. This agreement includes a first option for 250,000 shares of common stock at $1.25 per share for a term of five (5) years, and a second option of 400,000 shares of common stock at $2.50 per share until October 1996, and then $3.25 per share until October 1997. The full amount of this sub-debt is classified as long term debt.

On December 8, 1995, the Company entered an agreement with M.L. Technology Ventures, L.P. ("MLTV") to repay the outstanding subordinated debt in the full amount of $771,000. The term of the agreement requires a $20,000 principal payment per month for a term of twenty-four (24) months and the balance of $291,000 to be paid at the end of this term. Under this agreement, there will be no interest charged or accrued on the principal amount of debt provided that the Company meets the monthly payment schedule. The balance outstanding as of March 31, 1996 was $671,000.

NOTE E -- PAID IN CAPITAL

On December 8, 1995, the Company entered into an agreement with MLTV whereby the Company issued 1,000,000 shares of common stock for payment of the technology developed under the joint venture between the Company and MLTV, and MLTV's joint venture interest. The 1,000,000 shares of common stock is in full settlement of the $627,000 base purchase price option for the technology in addition to royalties for a five year period. The common shares were recorded at market value (bid price) of .875 per share or $875,000, and this value is recorded in "Paid-in-Capital" The purchase of the technology represents an intangible asset of $875,000 which was recorded as an "Other Asset" and will be amortized on a straight-line basis over a five (5) year period. As of March 31, 1996, $44,000 has been amortized and the balance represents $831,000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and nine-months ended March 31, 1996 of $2.4 million and $6.8 million, respectively, increased $325,000 or 15.9% and $1.2 million or 20.3%. These increases in net sales represent the continued strength of ratio fluorescence systems sales on a world wide basis for existing products.

Total revenue for the quarter and nine-months ended March 31, 1996 of $2.4 million and $6.9 million, respectively, which include net sales and other income, increased $328,000 or 16.0% and $1.1 million or 19.3%. This performance primarily reflects the impact of increased net sales. Other income increased nominally for the quarter and decreased for nine-months from the comparative prior year periods as a result of lower funding in fiscal 1996 from the Canadian government for direct labor training support programs, which were impacted by budget constraints year to year.

Cost of products sold for the third quarter of fiscal 1996 was $987,000 or 41.7% of net sales, which compares to $760,000 or 37.3% of net sales in the same period of fiscal 1995. This increase of $227,000 or 29.8% in cost of products sold primarily relates to the real volume increase in sales. The increase as a percentage of sales from 37.3% to 41.7% relates to the mix of products sold and material cost price increases. Cost of products sold for the nine-months ended March 31, 1996 was $2.8 million or 40.4% of net sales in comparison to $2.3 million or 40.2% of net sales; an increase of $478,000 or 20.9%. This cost increase closely follows the increase in sales volume.

Selling, general and administrative expenses of $966,000 for the third quarter and $2.7 million for the nine-months, increased $63,000 or 6.9% and $488,000 or 21.7%, respectively, for the comparable periods of fiscal 1995. These expenses as a percentage of sales decreased from 44.3% to 40.8% in the third quarter and increased from 39.7% to 40.1% for the nine-month period. The dollar increase in the quarter and nine-month period primarily relates to volume sensitive selling expenses, the planned investment in marketing support programs, agent commissions due to mix of sales, and the planned investment in additional sales personnel to expand sales territory coverage. Additionally, administrative expenses were flat for ther quarter and higher year-to-date due to financing related expenses, and increased administrative support expenses related to international operations.

Research and development expenditures, as reported, for the third quarter of fiscal 1996 were $194,000 or 8.2% of net sales and for the first nine-months of fiscal 1996 totaled $675,000 or 9.9% of net sales. In comparison to the prior year, these expenses increased $48,000 or 32.9% for the quarter and $313,000 or 86.4% for the nine-month period. These increases primarily reflected an incremental investment in additional staffing for product development support in both hardware and software. These expenses also included costs required to certify our products for sales into the European Community ("EC") in accordance with regulatory guidelines. In addition, the Company has capitalized software development costs of $90,000 in this quarter in accordance with generally accpeted accounting principals, as a result of obtaining technical feasibility for specific add-on modules to ImageMaster and "FeliX" products.

Interest expenses for the quarter and nine-months ended March 31, 1996 of $81,000 and $201,000, increased $60,000 and $137,000, respectively. These increases were primarily due to interest on incremental short term borrowing on the credit facilities with the banks, interest payments on new sub-debt, and interest payments related to the shareholder loan to PhotoMed GmbH.

Depreciation and amortization of $43,000 for the third quarter decreased by $19,000 or 30.9% and of $131,000 for the nine-months decreased by $24,000 or 15.7%. This was primarily due to the impact of lower amortization on equipment under capital lease pursuant to the amortization schedule.

Goodwill amortization of $43,000 for the third quarter and $118,000 for the nine-months, represents an incremental expense in comparison to the prior year and is related to the formation and capitalized start-up expenses of the PhotoMed GmbH subsidiary in September 1994. The start-up expenses related to the subsidiary and reported in the third quarter of the prior year was $117,000, and for nine-months was $444,000, a non-recurring expense in these comparative periods.

Foreign exchange represented a nominal loss of $2,000 for the nine-month period and a loss of $7,000 in the third quarter. These losses compared to gains in the prior year was due to the mix of transactional activity between the parent company and international locations.

Deferred income tax credits of $15,000 for the quarter and $41,000 for nine-months related to timing differences between book and tax income, which is a partial reversal of deferred tax expense for fiscal 1995 of $86,000. The deferred tax expense, and the resulting tax credit in the periods, relate to the PhotoMed GmbH subsidiary.

The Company reported net income of $62,000 for this third quarter of fiscal 1996, a decrease of $23,000 or 26.9% over the same period in the prior year. For the nine-month period ended March 31, 1996, net income was $275,000, an increase of $35,000 or 14.8% over the same comparable prior year period. The decrease in the third quarter in comparison to the prior year primarily releates to non-capital investment spending in sales and marketing to support future sales growth, continued spending in research and development to maintain focus and schedule on new product development, and some material cost increases related to material purchases. The improved income performance year-to-date for nine-months in comparison to the prior year reflected the impact of sales volume and non-recurring start-up expenses which were related to the PhotoMed GmbH subsidiary in September 1994.

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

Net income per share was two (2) cents for the third quarter of fiscal 1996, a decrease of two (2) cents per share in comparison to the prior year. This was primarily the result of lower earnings of one (1) cent per share and the dilution effect of one cent per share due to the impact on the average common stock outstanding of the 1,000,000 of common stock shares issued December 8, 1995 to MLTV to purchase the technology and joint venture interest. Net income per share was ten (10) cents per share for the nine-months ended March 31, 1996, which was flat year-to year as a result of the impact of a two (2) cents per share dilution related to the issued 1,000,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at March 31, 1996 was $2.3 million compared to $1.0 million at June 30, 1995, an increase of $1.3 million or 125.9%. Current assets of $5.2 million increased by $1.8 million or 52.6% with increases in all current assets categories from the end of fiscal 1995. The cash increased $425,000 primarily related to the impact of proceeds from the sub-ordinated debt issue of $1.5 million Canadian dollars ($1.1 million US$) with C.I.-C.P.A. Business Ventures Fund Inc. (See Note D). The accounts receivable of $1.9 million and 2.3 months of sales, increased $515,000 or 36.4%, which reflects increased sales volume and a slower accounts receivable turn due to a higher percentage of international receivables. Months of sales in receivables at June 30, 1995 was 1.9 months of sales. The inventory at $2.1 million increased $470,000 or 28.7% and was the result of higher production volume to support a future increased operating level of sales, the build-up of in-transit product shipments to international locations for completion of orders, (which will be billed in the subsequent quarter) and incremental new product inventory. The inventory level at $2.1 million represents 6.0 months of sales in comparison to
4.8 months of sales at the end of fiscal 1995, which followed a strong fourth quarter of sales. Other current assets of $695,000 increased $385,000 and primarily relates to financing related expenses of $122,000 (to be amortized over the term of the specific financing), and other prepaid expenses related to sales support activities, general insurance costs, reimbursable goods and service taxes, and employer benefits insurance.

Total current liabilities of $2.9 million increased $503,000 or 21.1% from the end of fiscal 1995. This net increase primarily was the result of increased short term borrowings from the bank of $659,000 or 64.4% to meet working capital requirements. This increase was partially offset by payments on capital lease obligations and current portion of long term debt, and a reduction in deferred income related to customer prepayments on orders, which were shipped and billed, and lower accrued expenses.

On December 31, 1995, borrowings on the Bank of Montreal credit facility reached a maximum of $1.5 million Canadian Dollars ($1.1 million U.S.$). In January 1996, the Company was approved for an increase to this credit facility from $1.5 million Canadian dollars to $2.0 million ($1.5 million US$) based on the Company's performance to date and requirements for incremental short term working capital. The company is in compliance with all bank covenants. The balance on the credit facility as of March 31, 1996 was $1.3 million or 87.2% of total available line of credit.

On March 31, 1996, the borrowings outstanding on the PhotoMed GmbH bank line with the local Stadtparkasse bank was 500,000 deutche marks ($339,000 US$) which is at the limit of the 500,000 deutche marks line of credit. In January 1996 this bank line was renewed at 500,000 deutche marks for another twelve (12) month period on the basis of PhotoMed GmbH performance over the last year.

In January 1995, the Company negotiated a purchase price of $35,000 as a residual value for equipment, which was a capital lease under a sale-leaseback agreement with G.E. Capital. The capital lease had expired and under the terms of this agreement the Company had an option to purchase the equipment at fair market value or return the equipment to the leasing company. The Company exercised its option to purchase the equipment, which is used for the applications lab and customer demonstration support, for $35,000 over an eighteen (18) month period and at a fixed interest rate of 10.25%. As of March 31, 1996, the balance under the installment purchase represented $3,000 and was reported as a current liability under the current portion of long term debt. The full value of the $35,000 was capitalized an asset with a short term depreciable life of two (2) years due to age of equipment and plans to replace within a two
(2) year period.

As of March 31, 1996 the Company had a notes payable balance of $5,000 with Brooks Air Force base, which is a current liability under the current portion of long term debt. This amount will be paid in full by July 1, 1996. This debt arose from a duplicate payment and an installment repayment agreement between Brooks Air Force and the Company for the principal amount of $90,155 in March 1994.

On December 8, 1995, the Company entered into several agreements with MLTV which covered repayment of the subordinated debt in the amount of $771,000, the purchase of the technology developed under a joint venture agreement between the Company and MLTV and the acquisition of the joint venture interest of MLTV, thereby dissolving the joint venture. As it relates to the subordinated debt, the Company has agreed to pay the principle amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000, and the balance of $291,000 at the end of this term. As of March 31, 1996, the Company paid
$100,000 and reduced the total outstanding to $671,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless there is a payment not made on time or an event of default. There have been no late payments or defaults. The purchase of the technology and the joint venture interest was completed with the issuing of 1,000,000 shares of common stock, which is unregistered and restricted. The 1,000,000 shares of common stock is in full settlement of the purchase of technology and joint venture interest, which had a stated base price of $627,000 plus royalties for a five-year term under a prior agreement between the Company and MLTV. As of December 8, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of .875 per share based on the market bid price. This $875,000 value has been assigned to the technology as an intangible asset under the "other assets" classification and will be amortized over a five (5) year period starting in January 1996. Amortization recorded through March 31, 1996 was $44,000 reducing the asset balance to $831,000.

On October 31, 1995, the Company entered into a new subordinated debt agreement for $1.5 million Canadian dollars ($1.1 million US) through Covington Capital's C.I.-C.P.A. Business Ventures Fund Inc. of Toronto, Canada. This sub-ordinated debt has a term of five (5) years at an interest rate of 12% per annum, with interest payments only for the first twelve (12) months. As of March 31, 1996, the company had made five (5) interest payments totaling approximately $45,000 Canadian dollars ($33,000 US). This agreement includes a first option for 250,000 shares of common stock at a $1,25 per share for a term of five (5) years and a second option of 400,000 shares of common stock at $2.50 per share until October 1996, and then $3.25 per share until October 1997. The full amount of this debt is classified as long term debt. There has been no exercise of options through March 31, 1996.

Long term debt also includes a 400,000 mark loan ($291,000 US$) by a private individual (who is also an investor in the subsidiary) to the Company's wholly owned German subsidiary, PhotoMed GmbH. The loan was made to the subsidiary on October 1, 1994, and with a repayment of principal and interest to start at the end of April 1995 with payment of 10,000 German marks per month. Interest accrues from October 1 through the start date of the payments at a rate of 5.25%, plus the prevailing German bank discount rate (i.e. 4.5%). The loan has clauses which would allow both slower and/or faster payments contingent upon the cash flow of the PhotoMed GmbH operations. As of March 31, 1996, the principal amount of $344,000 German marks ($233,000 US$) was outstanding. A portion of this outstanding amount ($47,000 US$) has been classified as a current liability and represents an estimated twelve payments of principal. The balance ($186,000 US$) has been reported as a long term debt. Payments on a monthly basis are contingent upon cash flow considerations and upon agreement with the individual.

In July 1994 of the prior fiscal year, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London Ontario, Canadian plant. This loan was a "carve out" from the original ODC credit facility of $900,000 Canadian dollars under the Export Support Loan Program. As a result, the Export loan facility was set at a $400,000 Canadian dollar limit, prior to the full payment of the outstanding balance from the Bank of Montreal credit facility in May 1995. The balance outstanding as of March 31, 1996 on the ODC fixed loan was $415,000 Canadian dollars ($309,000 US$) based on specific advance requests approved through this date. Payment of principal was scheduled to start August 15, 1995 (of fiscal 1996) in that full disbursement had not occurred by June 30, 1995. The Company has been granted an extension by ODC until June 30, 1996 with principal payments to start on August 15, 1996. Interest has been charged on a monthly basis since the first disbursement made in July 1994, and has continued this fiscal year. The Company may not draw additional funds on the facility for capital equipment up to $500,00 due to Ontario government budgetary constraints. This term loan is classified as a long term debt.

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

During this quarter, the Company continued to spend heavily on non-capital investment related to direct sales territory expansion and coverage, marketing support programs, new product development and to certify our products for sales into the European Community ("EC") in accordance with regulatory guidelines. This spending was in-line with the Company's strategy to use available working capital for these investments for future sales growth. As a result, cash was used primarily for operating activities and financed through operating bank lines of credit, and net proceeds from the C.I.-C.P.A. Business Venture Fund. Cash flow from operations was adversely impacted by increases in accounts receivable and inventory during the period (as explained above). As a result, the Company moved close to maximum levels on all bank credit facilities. During the next fiscal quarter of fiscal 1996, the Company must turn its accounts receivable and inventory to improve its operating cash flow while maintaining or moderately lowering its short term debt related to bank credit facilities. The fourth quarter has been historically the Company's strongest sales performance quarter. The Company will strive to meet its current sales objectives, while continuing planned investment in sales coverage, in marketing support programs and in research and development on new products to support future sales growth. The Company will continue to certify its products to satisfy "EC" guidelines in order to sell into these markets which represent 30% of our total sales. This will require managing within available financial resources and attempting to balance working capital needs with sources of cash flow. The Company will continue to pursue business opportunities that provide a good return on investment and that will strengthen the overall Company.

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

                  None

         (b) The Company filed the following reports on Form 8-K during the quarter for which this report is filed:

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date:  May 13, 1996                 By: /s/Charles G. Marianik
                                        ----------------------------------------
                                        Charles G. Marianik
                                        President, Chief Executive Officer
                                        and Director
                                        Principal Executive Officer




Date:  May 13, 1996                 By: /s/William D. Looney
                                        ----------------------------------------
                                        William D. Looney
                                        Vice President/Controller
                                        Principal Financial and Accounting
                                        Officer