Form 10-K405
period 1996-06-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1996-09-27
CIK 808338

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-K
                                 ANNUAL REPORT

(MARK ONE)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED JUNE 30, 1996........................................

                                      OR

[_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM ............... TO ............................

COMMISSION FILE NUMBER: 33-10943-NY
                               ----------------

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)

              NEW JERSEY                             22-2494774
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)               Identification No.)

             1 DEERPARK DRIVE, SUITE F, SOUTH BRUNSWICK, NJ 08852
         (Address of principal executive offices, including Zip Code)

      Registrant's telephone number, including area code: (908) 329-0910

                               ----------------

Securities registered pursuant to Section 12(b) of the Act:

  NONE

Securities registered pursuant to Section 12(g) of the Act:

  COMMON STOCK, WITHOUT PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  As of September 27, 1996, the registrant had 1,153,776 shares of its Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $3,461,328.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

 GENERAL

  Photon Technology International, Inc. (the "Company" or "PTI(R)"), a New Jersey based corporation, was organized in November 1983. The Company is engaged in the research, development, manufacturing, marketing and sales of proprietary electro-optical and light-based instrumentation, which enable customers in fields of medical research, health care, environmental science and industrial process control functions to perform advanced analysis utilizing fluorescence technologies. It is generally believed that all substances either fluoresce naturally when "excited" by an intense light source, or that inert markers or fluorescent "tags" can be introduced which will "attach" exclusively to the compound to be measured. Utilizing this fluorescence technology allows for measurement of minute quantities of compounds. The commercialization of the uses of light started in the early 1970's. During the last decade, photonics, or the use of light as a tool for research and production purposes, has become a preferred technology for many applications.

  The Company has developed propriety instrumentation products that are used by companies and organizations in medical life sciences, physical sciences and environmental and industrial markets to detect minute quantities of compounds for research, diagnostic testing, monitoring or process/quality control purposes. The Company has pursued a modular and open architecture strategy, which it believes is unique for the industry. By developing and manufacturing a series of systems and a range of electro-optical components, called building blocks, the Company is able to enhance and rapidly develop specific systems for new applications.

  The Company offers a full product line designed to provide the research and development community with a single source of supply for their electro-optical instrumentation and component needs. These systems are designed for and sold to major private and government research institutions, hospitals and pharmaceutical companies. The Company has adapted its knowledge and experience in the field of fluorescence technology to commercial applications which address a broad array of needs and markets.

  In June 1987, the Company incorporated a wholly-owned subsidiary, Photon Technology International (Canada) Inc., located in London, Ontario, Canada (the "Canadian Subsidiary"). The Canadian Subsidiary's operations include manufacturing, research and development, engineering and product support activities. This Canadian plant site continues to be the primary manufacturing source for the Company.

  The Company maintains a sales office in London, England responsible for sales, service and distribution support in Continental Europe and the former Eastern Bloc Countries. The Company has appointed several distributors to support its activities in Europe. These distributors are managed by the London office. In September 1994, the Company established a subsidiary PhotoMed GmbH, a German subsidiary (the "German Subsidiary"). The German Subsidiary operates as a sales and service office to handle Germany, Austria, Finland and the Scandinavian countries. The German Subsidiary is strategically important to the Company's overall market penetration, expansion of sales coverage and sales growth in Europe. In combination with the Company's branch office in the United Kingdom, the German Subsidiary strengthened direct sales and service coverage in two of the three major country markets in Europe.

  In March 1990, the Company entered into a joint venture with M.L. Technology Ventures, L.P. ("MLTV"), whereby the joint venture would manufacture and market some or all of the products developed pursuant to a research and development agreement between the Company and MLTV. The research agreement was entered into in April 1987 to develop four different instruments for fluorescence applications. On December 8, 1995, the Company entered into an agreement with MLTV whereby the Company issued 1,000,000 shares of common stock for payment of the technology developed under the joint venture between the Company and MLTV, and MLTV's joint venture interest (the "December 1995 MLTV Agreement"). The December 1995 MLTV Agreement terminated the joint venture. The 1,000,000 shares of common stock was in full settlement of the $627,000 base purchase price option for the technology in addition to royalties for a five year period.

The common shares were recorded at market value (bid price) of .875 per share or $875,000, and this value is recorded in "Paid-in-Capital". The purchase of the technology represents an intangible asset of $875,000 which was recorded as an "Other Asset" and will be amortized on a straight-line basis over a five
(5) year period. As of June 30, 1996, $42,000 has been amortized and the balance represents $833,000.

  All four technologies associated with the MLTV joint venture have been developed. The Company is committed to manufacture and market these products. The Company completed a prototype of the fourth instrument known as DeltaRam, and has started a limited first production run. Full commercialization of this product has been limited due to a need for more available financial resources. It is the Company's intention to introduce and sell this product into its markets in fiscal 1997. (See "BUSINESS--Research and Development").

  The Company's integrated product line encompasses three major product groups, (i) subcomponents, such as mirrors, power supplies, lamps and gratings; (ii) components, such as monochromators, light sources; and
(iii) advanced systems which incorporate the subcomponents and components made available by the Company and others. These products perform four basic applications which cover the full range of functions provided by electro-optical and light-based instrumentation:

  (a) The "generation" of light through the use of power supplies and lamps;

  (b) The "handling" and directing of light through the use of monochromators, sample compartments, gratings, choppers and lenses;

  (c) The "detection" of light sensitive elements and other matter through the use of photomultipliers, silicon detectors, and cameras; and

  (d) The "analysis" and handling of data through the use of computer software and hardware.

  These functions are fundamental to advancing light-based technology for the commercial and scientific utilization of light by the research and development community and within manufacturing processes.

  Light has important uses in the pharmaceutical industry for the development, characterization and production of new drugs. In the energy industry light is necessary for the enhancement of the efficiency of fuels and development of new sources of energy and in the communications industry light provides more efficient transportation of information. In the semiconductor industry light is used for the production of better quality chips and yields. Light is also used in the computer industry for better storage and in medicine, for safer diagnostics through the replacement of more harmful techniques employing radioactive compounds and X-rays.

  The Company believes that light-based instrumentation can offer a more accurate, sensitive, safer and less costly alternative to previously used methods. The fluorescence technology measures minute sub-cellular substances and generally has replaced radioactive analysis in detecting various amino acids. A number of fluorescent dyes and/or tags have been developed primarily for use in the detection of calcium ions in living cells. This information is essential to the understanding of how and why various diseases and drugs affect the body's intracellular transport system. Such measurements can play an important role in the life sciences with many new and developing applications.

  The Company has the ability to identify commercial and scientific applications and, through its technical and design capability, to provide products which "add value" to the end users and which are responsive to these needs. This ability is integral to the Company's success. The Company's know-how which is employed in its design and assembly techniques results in a competitive product which has high precision, quality and lower costs.

 INDUSTRY

  The Company operates in what can be broadly defined as the photonics industry. The photonics industry utilizes light for application in medical research and testing, pharmaceutical drug development, industrial process and quality control, and environmental, research monitoring and control. It is a relatively new industry, having only emerged in the 1970s.

  Light-based instrumentation for industry, medicine, and research is a multi-billion dollar business. As a result, applications for photonics instrumentation and techniques for medicine is still emerging. The Company's industry niche utilizes fluorescence technology to measure samples in small amounts or quantities, track movement/location, monitor chemical or physical changes and identify or isolate the sample from surrounding environment. In medical research applications and drug development, this can be accomplished without harm or destruction to the sample (i.e. cells). In all applications the speed, sensitivity and light reaction are important for process, and quality control, and monitoring.

 TECHNOLOGY

  The application of light in the fields of industry, medicine, and research falls into many broad categories. Among these is a phenomenon called "fluorescence." It is this phenomenon that PTI's instruments are designed to create and measure.

  When light strikes a substance, the light is absorbed and then re-emitted. If the wavelength of light that is re-emitted is different from that which is absorbed, then the substance is said to have fluoresced. By stimulating fluorescence and monitoring its location and intensity, scientists can identify the concentration and changes of substances. While not all substances fluoresce, it is possible to create a dye (also called a probe) that will cause non-fluorescent substances to fluoresce.

  While the phenomenon of fluorescence is certainly not new, applications for the technique are new and emerging. The recent development of fluorescent dyes has made fluorescence the most exciting tool today. Practical applications for new dyes and assays are being discovered almost on a daily basis. Fluorescence is now a multi-billion dollar industry.

  Fluorescence is such a powerful and rapidly expanding tool for cellular and sub-cellular testing because it is:

  . MORE SENSITIVE than other means of detection (about a factor of 1,000,000 times more) which means that very small, sub-cellular amounts of substances can be detected and measured with great accuracy.

  . SAFER than other means of detection, because it is non-invasive (does not physically injure the cell) and non-radioactive (avoids health and disposal problems).

  . FASTER than other means--it can monitor changes in trillionths of a second, or about 1,000,000 times faster than other techniques.

  . A VISUAL PROCESS--microscopic images can be gathered and displayed, for example, showing changes inside living cells.

  . LESS EXPENSIVE than other techniques, which means it can do more work for less money, while saving time, resources and even lives.

 PRODUCTS

  The Company's product strategy is to offer a modular product line, consisting of subcomponents, components and systems, in an open architecture design format for the marketplace through providing light generating, light handling, detection and analysis products. The instruments are designed and offered as compatible components, often referred to as optical building blocks. Through this open architecture, the Company is able to rapidly respond to consumer demand by adding or upgrading components, or introducing new systems. This marketing strategy minimizes product obsolescence, increases the versatility of its product line, and provides cost-effective and competitive pricing. The Company has sold over 700 systems in over 35 countries, with about 60% of systems sales in North America. The Company's product line of systems and building blocks is represented in a number of the most significant research institutions, research hospitals, laboratories, pharmaceutical companies and major industrial corporations on a worldwide basis.

  The Company has five product groups:

  SUBCOMPONENTS

  The subcomponents offered by the Company are either incorporated into finished products that are then sold directly to end-users or are sold to original equipment manufacturers ("O.E.M.'s"). Many of these subcomponents are designed and produced by the Company. However, for standard industry needs, the Company maintains an inventory of subcomponents purchased from distributors and wholesalers for use by the Company in its systems or for sale to O.E.M.'s. The subcomponents that are purchased by the Company include lamps, gratings, photomultiplier tubes, fiber optics, lenses, diffusers, filters, mirrors, and other component accessories.

  The subcomponents that are manufactured, assembled or sub-contracted by the Company include, among other things, certain key optical components and machined subassemblies. These subcomponents are primarily designed for and sold to customers in the industrial and military markets and are used to collect, focus and direct light. The Company's key optical elements are not made from glass but rather are machined from aluminum, copper, brass or stainless steel using technology developed by the Company to eliminate the expense and fragility associated with traditional glass.

  COMPONENTS--OPTICAL BUILDING BLOCKS

  The Company's components are distinct products comprised of subcomponents and subassemblies. Typically, the components are combined by the Company or its customers to form systems. The Company designs and assembles a variety of components which are light source, handling, detection and analysis products.

  There is a wide range of customers for light source components. Light sources are required for virtually all light-generating equipment and also have a variety of uses in the electro-optical industry. Light source equipment marketed by the Company includes, among other things, high intensity arc lamps, regulated power supplies, modulators, optical feedback modules, microscope illuminators, nitrogen and dye lasers, pulsed nanosecond flash lamps and pulsed xenon strobe lamps.

  There are many commercial and scientific uses for light-handling instruments. Certain of these instruments separate light into timed, pulsed segments. Other instruments break up light into different wavelengths. The Company offers a variety of light-handling components such as optical choppers, monochromators, sample holders and sample compartments.

  Light detection components function as process monitors in the production and quality control applications. These components include such diverse products as video cameras, photodiodes and photomultipliers. Currently, the Company designs and assembles photomultipliers which are generally used in conjunction with other Company components and systems.

  Light analysis components are used in a variety of equipment utilized in the field of electronics and in computer hardware. With respect to computers, the Company's light analysis components convert signals generated by a detector into meaningful information that can be displayed on a monitor.

  These components are used in every light-related application. For this reason, the market for such products is very diverse. The Company manufactures an extensive line of fluorescence instrumentation. The line is further enhanced by its software which provides the Company with state-of-the-art and proprietary software for its systems. The Company has a competitive advantage of making a wide variety of compatible components that are also state-of-the-art in specifications and competitive in price. The Company is upgrading and expanding its products to help maintain its competitive advantage.

  SYSTEMS--RATIOMASTER(TM) PRODUCT GROUP

  Since 1987, the Company has developed and manufactured ratio fluorescence and general fluorescence systems. The Company's first system line, the patented Deltascan(TM) ratio fluorescence instrument, was assembled from original optical building blocks. The Company believes that it is one of the few designers and manufacturers of electro-optical instruments that are fully-automated systems based on the building-block approach. These systems are future-ready through a modular and open architecture design approach, which easily accommodates change and stand in sharp contrast to conventional instrument design. Most competitors' systems are integrated, or closed architecture.

  The RatioMaster(TM) Product Group includes the Deltascan(TM) and other systems designed for applications using radiometric fluorescent probes to track location, concentration, and movement in measurement of intracellular ionic calcium (Ca), sodium (Na), potassium (K), magnesium (Mg), and pH and other intracellular ions in cell suspension, tissues, single cells or adherent cells. The three RatioMaster sub-groups, based on dye of measurement, are:

  (1) Macro-systems which are sample compartment and cuvette-based for measuring suspensions, tissues and solids for cell population studies.

  (2) Micro-systems which are microscope-based for measuring on the cellular and sub-cellular level for singular cell studies.

  (3) Imaging-systems for photographic-like studies of cells, which allows quantitative ratio fluorescence as a method to spatially resolve intracellular ion activity within the cell. These changes in intracellular ion concentration can be observed both directly and much more efficiently than with the human eye, and the field of view embraces a number of cells. The imaging system can be sold as an add-on to an existing illuminated inverted fluorescence microscope, as a an independent system, or added to the Micro systems.

  This RatioMaster(TM) product group includes the following light sources:

  PowerArc(TM) provides a xenon lamp illumination source for applications involving only emission-shifted probes.

  PowerFilter(TM) high speed dual wavelength scanning illuminator for applications using excitation-shifted probes. This unique light source provides the best speed criteria without requiring a fluorescence excitation spectra.

  DeltaRam(TM) revolutionary high-speed multi-wavelength illuminator using a proprietary and patented optical configuration and technique.

  Deltascan(TM) high speed dual scanning illuminator using the patented, fast, computer controlled alternating dual scanning monochromators for applications.

  Through the products' open architecture, the customer or user can economically enhance each system and add capabilities present in the other sub-groups to their existing purchased system, or in a configuration which crosses over sub-groups to meet new system requirements.

  SYSTEMS--QUANTAMASTER(TM) PRODUCT GROUP

  The Company's new and expanded system line, the QuantaMaster(TM) group, is used primarily to study substances that naturally fluoresce. Fluorescent dyes are used as well, but they are different from those used with RatioMaster(TM) systems. This technology of steady state products is proprietary to the Company. The major advantage of fluorescence as a measurement technique is its sensitivity, which provides a competitive advantage. Additional system options and accessories are still being developed to round out this product line.

  The QuantaMaster(TM) series of luminescence spectrometers was developed for routine measurement of steady state fluorescence, phosphorescence, chemiluminescence and bioluminescence. Steady state fluorescence is the foundation of the fluorescence laboratory to meet the requirements for excitation and emission scans, time-based experiments, and synchronous scans. Steady state fluorescence measurements are used to detect the amount or change in the amount of a substance. With the superior sensitivity of this technique, a fast measurement can detect a lower concentration of the fluorescing species, or small changes in a sample.

  This product group has the same modular and open architecture profile as the RatioMaster(TM) product group and as a result can be enhanced and expanded for capabilities.

  SYSTEMS--TIMEMASTER(TM) PRODUCT GROUP

  TimeMaster(TM) systems are used to determine fluorescence lifetimes, a technique used to distinguish between similar substances. The fluorescence lifetime represents the average time that a molecule spends in an excited state before emitting a photon and returning to the ground state. It is an important and unique feature of an excited state. Fluorescence lifetimes are very short. Most fluorescence lifetimes fall within the range of hundreds of picoseconds to hundreds of nanoseconds. The fluorescence lifetime can function as a molecular stopwatch to observe a variety of interesting molecular events. An antibody may rotate slightly within its molecular environment. A protein can change orientation. A critical binding reaction may occur. Because the time-scale of these events is similar to the fluorescence lifetime, the measurement of the fluorescence lifetime allows the researcher to peer into the molecule and observe these phenomena.

  In late fiscal 1994, the Company introduced a revolutionary newly patented design, and the most economical systems for fluorescence lifetime measurements, the TimeMaster(TM) fluorescence Lifetime Spectrometers.
These systems revolutionized the fluorescence lifetime techniques by designing easy-to-use systems which are consistent with the Company's modular and open architecture strategy for products. Research and development efforts by the Company during fiscal 1994 and 1995 provided a product line with a unique strobe technique, a choice of two different lifetime techniques and three different base system configurations as follows:

  StrobeMaster(TM) provides a unique and patented strobe technique for measuring fluorescence lifetimes which is economical to use. The strobe technique is intensity dependent and provides accurate measurements at very high speeds. These characteristics of the strobe technique are very important in the life sciences area, where samples are not stable over long periods of time. The StrobeMaster(TM) uses a NanoFlash(TM) illuminator source.

  LaserStrobe(TM) is based on the strobe technique for measuring fluorescence lifetimes and is as unique as the StrobeMaster(TM). With a nitrogen/dye laser illumination source, the strobe technique provides for measurements of lifetimes with a precision of below one nanosecond.

  The unique strobe technique, through the introduction and sales of the StrobeMaster(TM) and LaserStrobe(TM), has started to be recognized and accepted for measuring fluorescence lifetimes as evident by sales of these systems during fiscal 1996.

 SALES AND MARKETING

  The Company's sales are primarily for research and development of analytical measurement applications. The Company will continue to focus on opportunistic areas in both life sciences and physical sciences areas because of the diversity of the markets and different user demands.

  Buying decisions for the Company's products are generally made by professionals in corporations, universities, government or private labs and hospitals. These individuals usually belong to professional organizations, read and receive professional journals and attend trade conferences and seminars. Papers that have been published which discuss the Company's equipment in the research process represent a significant influence on the peers and affiliated groups of such professionals and their industries. Such papers are an important marketing tool for the Company.

  In addition to private industry, universities and hospitals, a significant source of the Company's sales comes from government supported purchases (except in the U.S. where health care is privatized). The major market for fluorescence instrumentation is still limited to the developed nations. The U.S. and Canada are by far the largest markets estimated at 30% of the total world market. This is followed by Europe, which is roughly equivalent to the U.S. market size. The Japanese market is around 15% and has local competition that is successful only in this market area. The remainder of the world accounts for less than 25%.

  The Company enjoys an excellent reputation with its customer base. There have been numerous multiple-system sales to the same customers, and most of these systems have been the more expensive "top-of-the-line" models. The Company has recently introduced its lower-priced systems lines to be competitive in the mid-market range for both ratio-fluorescence and general fluorescence. The Company's objective is to create a higher profile and to become better known in the marketplace.

  Although the Company is focused on selling its systems lines, the Company will continue to sell the Optical Building Block ("OBB") products (i.e., arc lamps, regulated power supplies, microscope illuminators, nitrogen and dye lasers, nanosecond flash lamps, pulsed xenon strobe lamps, choppers, monochromators, sample compartments, photomultipliers, etc.) as they provide a good source of income. Although the market for OBBs is large, the Company will regard this product line as secondary to its system lines from a strategic point of view.

  The Company's promotional activities to penetrate the various markets, both domestically and internationally, take the form of trade shows, direct mail, research seminars, symposiums and advertising in periodicals. In North America, sales are handled by direct sales personnel located in Monmouth Junction, New Jersey; Ashland, Massachusetts; Algonquin, Illinois; McKinney, Texas; Cary, North Carolina; Indianapolis; Indiana and London, Ontario, Canada. In Continental Europe, including the former Eastern Bloc countries, sales responsibilities are shared by the Company's branch office in London, England, independent distributors PhotoMed GmbH, a wholly owned subsidiary, and the sales office in Oslo, Norway. Independent distributors and/or agents service the Far East and other foreign markets.

 COMPETITION

  The market for the Company's products is highly competitive, and PTI expects this competition to increase. Many of the Company's competitors have significantly greater research and development, marketing and financial resources than the Company, and therefore represent significant competition. As with all new and emerging markets, there are no dominant players in the fluorescent instrumentation marketplace (greater than 10% market share). There are many small companies, many of which companies smaller than PTI. The Company believes that the primary competitive factors in the market for the Company's products are product performance, price, breadth of product offerings and technical support.

  With respect to its sub-component and component product lines, the Company competes with catalog distributors that sell standard items and companies that manufacture a limited range of competitive sub-components and components.

  The Company's systems compete with fluorescence instruments offered by large corporations such as Perkin Elmer, Hitachi, Kontron, Jasco and Shimadzu. These corporations have a much higher market profile and significantly greater marketing and financial resources, with the capacity to offer products at a lower price. In addition, many other small companies have attempted to enter the fluorescence market, including SLM, IBH, SPEX, Edinburgh, ISS and Universal Imaging.

 PROPRIETARY RIGHTS

  PTI(R) is a registered trademark of the Company. For a description of the Company's other trademarks see "BUSINESS--Products". The Company endeavors to maintain its know-how and technologies as trade secrets.

  The Company has one U.S. patent on each of the current Deltascan(TM), RatioMaster(TM) and the TimeMaster(TM) Fluorescence Lifetime systems, with expiration dates ranging from 2005 to 2007. The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

 RESEARCH AND DEVELOPMENT

  The Company believes that it is important to continue to fund research and development of new commercial applications utilizing the base technology of photonics with a focus on ratio and general fluorescence. The Company plans to also place its energies toward improvements to existing products to reduce costs and to promote and maintain competitive advantages. Over the past five
(5) years, the Company's spending on research and development for new products and systems, has been limited due to financial resources. The Company's short-term strategy has been to repackage and enhance its existing systems and to promote the "value added" concept of the Company's full line of ratio fluorescence and general fluorescence products, while working within its available financial resources.

  During fiscal 1995, New Jersey based research and development personnel were directed and focused on software development which led to the introduction in April 1995 of FeliX software for ratio and general fluorescence applications. This software product sold as an integral part of all fluorescence systems. This software product was written under the Microsoft Windows platform and a universal program language which allows versatility and ease of product enhancements for interfacing other software products, adding features and overall increased functionality. A portion of this software development was capitalized in accordance with accounting guidelines (See Note J--Notes to Consolidated Financial Statements). The Canadian research and development team focused on continued system instrumentation development for the TimeMaster(TM) fluorescence spectrometer line and the proprietary strobe technique, including software development. The TimeMaster(TM) was introduced and first shipped in January 1994. Other engineering projects were directed at cost reduction of components.

  During fiscal 1996, New Jersey based research and development continued to focus heavily on developing new software products, and modules to add to core software programs to increase scope and functionality of product systems. Additionally, the Company increased its hardware development support and efforts which resulted in the completion of the DeltaRam(TM) prototype, a revolutionary monochromator which will provide a high speed multi-wavelength(TM) illumination, and the IC100(TM), an intensified CCD camera, a low price and very competitive product which provided incremental sales as a "pull" product for the Company's ImageMaster(TM) product line and as a stand alone product for varied customer applications. The Canadian research and development team continued development on system instrumentation for the TimeMaster(TM) fluorescence spectrometer line to improve component integration and lower costs, developed a new higher performance and lower cost photomultiplier housing to be introduced in early fiscal 1997, and began development of a "state of the art" microprocessor hardware control unit. The major focus of the Canadian team was cost reduction, integration and update of component products. In addition to the research and development conducted by employees of the Company, the Company intends to continue its practice of utilizing researchers at academic centers of excellence to perform research in their areas of specialization and outside contract development support of specific projects. The Company has engaged Dr. Martin Poenie from the University of Texas for the development of a proprietary product.

  Software and hardware development and support will continue in fiscal 1997 for new and targeted existing product lines. In addition to the research and development conducted by employees of the Company, the Company intends to continue its practice of utilizing researchers at academic centers of excellence to perform research in their areas of specialization, and outside contract development support for specific projects.

  On December 8, 1995 the Company reached an agreement with MLTV for the purchase of the technology and MLTV's joint venture interest (See "BUSINESS-- General"). The final product started under the Company's agreement with MLTV has been completed. The products completed and manufactured are the photometer, microscope illuminator, ImageMaster(TM), DeltaRam(TM), and a variety of components. The reported sales include the above mentioned products with exception of the DeltaRam(TM) and several subcomponents of the products which were funded through the research and development agreement.

  In May 1991, the Company entered into a note and warrant purchase agreement (the "Note Agreement") with MLTV. Pursuant to the Note Agreement, the Company borrowed from MLTV the principal amount of $500,000, which is subordinated to all other indebtedness of the Company, including vendor payments.
The subordinated loan was due and payable on May 7, 1994. Interest, at a rate of 13% per annum, which was due and payable under the subordinated loan schedule, had been accrued in the amount of $196,000, and added to the principal by agreement between MLTV and the Company. In fiscal 1993 there was an additional fee added to the principal amount owing of $75,000 which was associated with the deferral of interest payments at that time. In consideration of this loan, the Company issued warrants for 25,000 shares of Common Stock with an exercise price of $2.00 per share and reduced the price on all existing warrants held by MLTV representing 500,000 shares of Common Stock from $3.50 to $2.00 per share. These warrants expired on April 6, 1994. The full debt of $771,000 has not been paid to date. Since expiration of the May 7, 1994 due date, MLTV has continued to extend the payment due date and in an agreement dated September 9, 1994 extended the full debt until October 1, 1995 and without incremental fees and/or interest. This agreement on MLTV's part was in consideration of the Company's performance and continued progress in the Company's efforts to raise additional funding. The December 1995 MLTV Agreement provided for the repayment of the debt. Pursuant to the December 1995 Agreement, the Company agreed to pay the principle amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000. the balance of $291,000 is to be paid at the end of the twenty-four (24) month term. As of June 30, 1996, the Company has paid $140,000 and reduced the total outstanding balance to $631,000.

 BACKLOG

  The Company's backlog consists of orders scheduled for delivery within three months. As of June 30, 1996, the Company backlog was $1,087,000, as compared with $1,516,000 as of June 30, 1995.

 MANUFACTURING, RAW MATERIALS AND SUPPLIERS

  Manufacturing of the Company's products involves optical, mechanical and electronics assembly, including product component and product systems testing to specifications, in order to provide quality control and quality assurance. Some of the process manufacturing requires machining and manufacturing of electronics and optical components.

  The Company's manufacturing operations are located within a total of 18,000 square feet which includes production capabilities in two North American plants. The primary production operation is located in the plant at London, Ontario, Canada. The secondary production operation is located at the Corporate headquarters in South Brunswick, New Jersey. These operations provide the Company the opportunity to produce products-systems, components and subcomponents where production resources are most economical.

  The Company's production network includes sourcing of material, components and/or subcomponents from outside vendors. There are several "key" outside vendors for specialty manufacturing and sourcing of optical components. There are some materials, optics and electronics components, that are "sole" sourced by the Company. In certain cases, subcontractors are used for machining and tooling, thereby reducing the need for capital expenditures.

  Overall, the supply of materials, components, subcomponents and subcontracted services have been reliable and consistent. The Company's reliance on a sole or limited sourcing from some outside supply or service vendors does present several risks including an inability to obtain an adequate supply, to negotiate the lowest price and to sustain timely deliveries of components or services. The Company will continue its efforts to negotiate more blanket orders to protect its supply chain and to lower costs. In the area of sole sourced materials and/or components, the Company will continue its efforts to identify and engage secondary suppliers and to consider capital equipment purchases in order to manufacture within the Company's operations.

 RECENT DEVELOPMENTS

  Reverse Stock Split

  On June 21, 1996, the Company amended its Restated and Amended Certificate of Incorporation to reflect a reverse split on all authorized common shares of the Company's common stock and options for common shares of common stock in the form of one (1) common share for every three (3) common shares (the "Reverse Split"). As a result of the Reverse Split the total number of outstanding shares of the Company's common stock was reduced from 3,461,328 shares of common stock to 1,153,776 shares of common stock. The stock continues to trade on the OTC Bulletin Board at this time.

  Loan

  On July 26, 1996, the Company entered into a $2,000,000 secured working capital line of credit with Silicon Valley Bank of California ("Silicon Valley"). The Company used proceeds from the Silicon Valley line of credit to pay off the outstanding $1,300,000 credit facility with the Bank of Montreal. The Silicon Valley line of credit is subject to monthly interest payments at the rate of prime plus 1.5%. The balance of the loan is due at maturity on July 1, 1997. The Company intends to use the balance of the Silicon Valley line of credit to support working capital requirements.

  Distribution Agreement

  On August 15, 1996, PhotoMed GmbH entered into an agreement to become the exclusive distributor for Omega Optical/USA for the European Community ("EC") territories of Germany and Austria. This agreement will provide incremental products and business for the PhotoMed GmbH sales operation. Omega Optical products and components are complements to the Company's product lines which are sold into the same markets and customer base. This business relationship should provide a source of leads for the Company's system product lines in addition to incremental sales of Omega products.

 HUMAN RESOURCES

  As of fiscal year ended June 30, 1996, the Company has 62 full-time employees, 27 of whom are employed in the United States, 24 of whom are employed by the Canadian Subsidiary in London, Ontario, Canada, 5 of whom are employed in the London, England sales office and 6 of whom are employed in the Wedel, Germany sales/service office. The total employees consist of 22 in manufacturing/operations, 27 in sales and marketing, 8 in product development and 5 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.

ITEM 2.  PROPERTIES

  The Company leases a total of approximately 18,000 square feet in manufacturing, administrative, sales and research and development office space in South Brunswick, New Jersey and London, Ontario. The 9,000 square foot lease in New Jersey is on a month-to-month basis. The 9,000 square foot lease in London, Ontario is a three year lease term expiring in 1997. Additionally, the Company leases sales offices in North Carolina, Norway, England and Germany. The U.S. based sales office is approximately 350 square feet and is on an annual lease term. The London, England sales office is approximately 3,000 square feet and has a lease term of five years

(expiration September 2001), and the Wedel, Germany sales/service office is approximately 4,000 square feet and has a lease term of seven years (expiration September 1999). The Norway sales office is approximately
500 square feet and has a lease term of three years (expiration January 1999).

ITEM 3.  LEGAL PROCEEDINGS

  There are no material pending legal proceedings involving the Company or any of its properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock commenced trading in the over-the-counter market under the NASDAQ symbol "PHON" on February 9, 1987. In August 1992, the Company's common stock was delisted from The NASDAQ Small Cap Market and is now traded on the OTC Bulletin Board under the symbol "PHON".

                      QUARTERLY COMMON STOCK PRICE RANGES

                                                                        FISCAL
                                                           FISCAL 1996   1995
                                                           ----------- ---------
QUARTER                                                    HIGH   LOW  HIGH  LOW
- -------                                                    ----   ---  ----  ---
1st (Jul. 1--Sep. 30).....................................     1   3/4 1 1/2 1/2
2nd (Oct. 1--Dec. 31)..................................... 1 1/4 11/16 1 1/2 1/2
3rd (Jan. 1--Mar. 31)..................................... 1 5/8 15/16 1 1/4 1/2
4th (Apr. 1--Jun. 30)..................................... 1 3/4 13/16 1 1/4 3/4

  Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not necessarily represent actual transactions.

  Effective June 21, 1996 the Company amended its Restated and Amended Certificate of Incorporation to reflect a three for one Reverse Split. (See BUSINESS--Recent Development.) The prices noted above reflect stock prices prior to the Reverse Split. As a result of the Reverse Split the Company's Common Stock will be traded on the OTC Bulletin Board under the symbol "PHTO".

  As of June 30, 1996, the approximate number of holders of record of the common stock of the Company was 192, which does not include those owners who are registered with the Depository Trust Company.

  The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

ITEM 6.  SELECTED FINANCIAL DATA

  The following selected financial data are derived from the audited consolidated financial statements of the Company. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. The Net Income (Loss) per share of Common Stock does not reflect the Reverse Split.

Income Statement Information:

                                                    YEAR ENDED JUNE 30
                                            -----------------------------------
                                             1992    1993   1994   1995   1996
                                            ------  ------ ------ ------ ------
                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                          DATA)
Net Sales.................................. $5,002  $6,008 $5,388 $7,792 $9,190
Total Revenues.............................  5,231   6,241  5,511  7,848  9,259
Net Income (Loss)..........................   (774)    219    202    357    146
Net Income (Loss) per Share of Common
 Stock..................................... $ (.34) $  .05 $  .09 $  .16 $  .05

                                                          JUNE 30
                                             ----------------------------------
                                              1992   1993   1994   1995   1996
                                             ------ ------ ------ ------ ------
                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                           DATA)
Balance Sheet Information:
Total Assets................................ $2,707 $2,546 $3,018 $4,822 $7,411
Total Liabilities...........................  2,116  1,882  2,172  3,603  5,233
Long-Term Obligations.......................    597      5    809  1,218  1,938
Working Capital.............................    769    397  1,049  1,026  1,543
Minority Interest...........................    --     --     --      60    --
Shareholders' Equity........................ $  591 $  664 $  846 $1,160 $2,178

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

 RESULTS OF OPERATIONS

  FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

  Net sales of $9,190,000 in 1996 increased $1,398,000 or 17.9% from
$7,792,000 in 1995. This real growth increase in net sales represented the continued strength of ratio fluorescence sales on a worldwide basis for existing products.

  Total revenue of $9,259,000 in 1996 increased $1,411,000 in 18.0% from $7,848,000 in 1995. This change primarily related to increased net sales. The other income component of total revenue increased $12,000 or 22.1% from $56,000 in 1995 to $68,000 in 1996, primarily due to rental income on sub-leased space in the German Subsidiary.

  Cost of products sold of $3,656,000 for 1996 increased in dollar terms by $334,000 or 10.0% in comparison to cost of sales of $3,322,000 in 1995. On a percentage of net sales basis, cost of products sold decreased from 42.6% to 39.8% for the same comparative periods. The dollar cost increase in cost of sales related to the increased sales volume. The decrease as a percentage of net sales in comparison to the prior year reflected (a) a volume-mix impact of international sales with higher gross margins (b) the impact of component material cost reductions through re-engineering of specific products (c) the impact of adding machining capacity with provided incremental production for some components previously manufactured outside (d) fuller absorption of overhead costs due to higher production volume throughout to support increased sales volume.

  Selling, general and administrative expenses of $4,126,000 in 1996 increased $951,000 or 30.0% over $3,175,000 in 1995. This increase reflected (a) the impact of higher sales volume on variable selling related expenses (b) the level of international agent commission due to a volume-mix shift from direct sales to agent sales (c) incremental sales personnel to expand sales territory coverage worldwide (d) the full year expense effect of the German Subsidiary sales operation (e) incremental administrative expenses related to financing activities and support for the German Subsidiary operations for a full year. On a percentage of sales basis, selling, general and administrative expenses increased from 40.8% in 1995 to 44.9% in 1996. This increase was primarily due to the necessary and incremental fixed level of investment in sales and marketing and higher administrative costs, which were not fully leveraged by the sales volume increase year to year.

  Research and development expenditures of $844,000 or 9.2% of net sales in 1996, increased from $571,000 or 7.3% of net sales in 1995, an increase of $274,000 or 48.0%. The increase in these expenses reflected the Company's continued commitment to research and development expenses and was primarily due to increased personnel for both software and hardware development, and increased contract engineering support in Germany to satisfy the requirements of certifying the Company's products for sales into the EC in accordance with regulatory guidelines. These expenses are net of software expense capitalization of $250,000 in 1996 in comparison to $255,000 in 1995. Active research and development expenditures, including software expenses capitalized, was $1.1 million or 11.9% of sales in 1996 in comparison to $826,000 or 10.6% in 1995 on the same basis. Research and development activities were heavily focused on new product development--hardware and software, and cost reduction. The Company's goal is to target at least 10% of its net sales for this strategic area and will continue to allocate financial resources to the best extent possible while seeking additional financial resources in order to increase investment.

  Interest expenses increased by $158,000 or 130% from $122,000 in 1995 to $280,000 in 1996. This increase primarily relates to interest on incremental short term borrowings on the credit facilities with the Company's lenders and interest payments related to the 12% subordinated debt issue with Covington Capital Corporation as part of a financing agreement.

  Depreciation and amortization increased from $148,000 in 1995 to $150,000 in 1996. New equipment purchased and related depreciation was mostly offset by lower amortization on equipment under capital lease pursuant to the sale-leaseback agreement for lab equipment, which was purchased for one (1) dollar in the fourth quarter of fiscal year 1996.

  Goodwill amortization increased by $47,000 or 44.7% from $106,000 in 1995 to $153,000 in 1996. This increase represents the full year incremental effect of the formation and capitalized start-up expenses of the German Subsidiary in September 1994 in fiscal 1995. The total amount of goodwill represents $801,000 and is amortized using a straight line method over five (5) years. The balance of goodwill recorded in "other assets" at June 30, 1996 was $542,000. Foreign exchange gain of $34,000 in 1996 was lower in comparison to the $81,000 foreign exchange gain in 1995. Foreign exchange gain and losses are primarily related to the level of cash transactions denominated in foreign currency and the fluctuation of foreign currency in comparison to the U.S. dollar. The lower exchange in this fiscal year, in comparison to the prior year, relates to lower cash transactional activity overall and a non-repetitive single bank transaction involving a re-financing between Midlantic National and Bank of Montreal in fiscal 1995.

  Deferred tax benefit of $63,000 in 1996 represents a partial reversal of a deferred tax expense recorded in 1995. Deferred taxes arise from a temporary difference between book and tax income, as a result of the capitalization of the excess of liabilities over acquired assets. In 1995 this deferred tax expense related to the formation and start-up of the German Subsidiary, which at that time was 51% owned and fully controlled by the Company. In 1996, this deferred tax was reversed due to an increase in the net deferred tax asset (reduction of valuation allowance) related to Canadian net operation loss carryforwards from prior years, which based on past experience, will have greater than a fifty percent probability of being realized. (See Note F).

  In fiscal 1995 the Company recorded minority interest of $42,000 as an adjustment to consolidated income of the Company in order to exclude the 49% minority ownership position of the shareholders of German Subsidiary. In this fiscal year 1996, on July 5, 1995, the Company acquired the remaining 49% of the German Subsidiary for 150,000 shares of treasure stock a value of $1.00 per common share or $150,000. As a result of this transaction, German Subsidiary became a wholly-owned subsidiary of the Company and there was no longer any adjustments or exclusions to income for minority interest.

  As a result of the foregoing, the Company reported net income for fiscal 1996 of $146,000 in comparison to net income of $357,000, a decrease of $212,000 or 59.3% from the prior year.

  As a result of this net income performance, earnings per share based on weighted average number of common shares outstanding was fourteen cents ($0.14) in comparison to forty-seven cents ($0.47) per share in 1995. The earnings per share were impacted by the dilution effect of one cent ($.01) per share due to the impact on the average common stock outstanding of the 1,000,000 shares of common stock issued December 8, 1995 to MLTV to purchase the technology rights and related joint venture interest. On a fully diluted basis (which gives consideration to all non-exercised and issued employee options, and options issued to Covington Capital Corporation as part of the subordinated debt financing agreement) the earnings per share was ten cents ($0.10). The prior years have been restated on the same basis to reflect the Reverse Split and fully diluted earnings per share for comparative purposes only.

  FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

  Net sales of $7,792,000 in 1995 increased $2,404,000 or 44.6% from
$5,388,000 in 1994. This increase primarily reflected increased sales in the ratio-fluorescence product group and increased sales from all the Company's domestic and international operations.

  Total revenue of $7,848,000 in 1995 increased $2,337,000 or 42.4% from $5,511,000 in 1994. This change directly related to the increased net sales and was partially offset by decreased nonrecurring research revenues in comparison to the same period in the prior year. Research contract revenues had been fully recognized in fiscal 1994 pursuant to the expenditures schedule entered under the research and development agreement with MLTV in 1987. The "other income" component of total revenue increased by $10,000 or 22.2% over 1994 as a result of funding from the Canadian government for direct labor training support programs.

  Cost of products sold of $3,322,000 for fiscal 1995 increased in dollars terms by $954,000 or 40.3% in comparison to cost of sales of $2,368,000 in fiscal 1994. On a percentage of net sales basis, cost of products sold decreased from 43.9% to 42.6% for the comparative periods. This dollar cost increase in cost of sales related to the increased sales volume. The decrease as a percentage of net sales in comparison to the prior year reflected (a) the impact of component material cost reductions through re-engineering of specific products and material sourcing and (b) fuller absorption of overhead costs due to efficiency and higher production volume throughput to support increased sales volumes.

  Selling, general and administrative expenses $3,175,000 in fiscal 1995 increased $811,000 or 34.3% over fiscal 1994. This increase reflected (a) the impact of higher sales volume on variable selling related expenses, (b) the addition of sales personnel associated with the German Subsidiary sales office, (c) the addition of sales personnel in North America to expand territory coverage and (d) executive administrative support expenses associated with the German Subsidiary and sales office. On a percentage of net sales basis, selling, general and administrative expenses decreased 43.9% in fiscal 1994 to 40.7% in 1995, as the dollar increase in such expenses was offset by increased net sales.

  Research and development expenditures, $571,000 or 7.3% in fiscal 1995, compared to $308,000 or 5.7% of net sales in fiscal 1994, an increase of $263,000 or 85.4% of net sales. The fiscal 1994 expenses included research contract expenses of $73,000 reimbursed under the MLTV research and development agreement, while fiscal 1995 expenses did not as a result of these expenses having been fully recognized in fiscal 1994. This increase primarily related to additional personnel for software development and maintenance support and outside contract engineering support for new product development. In addition, the Company had capitalized a portion of software development costs in the amount of $255,000. This capitalization was done in accordance with generally accepted accounting practices (FASB Statement No. 86 "Accounting for Software Costs"), as a result of obtaining technical feasibility for the software product called "Felix", which was completed and released in April 1995. In terms of gross dollars spent with the addition of capitalized software costs, the actual research and development expenditures were $826,000 or 10.6% of net sales for fiscal year 1995, which was higher than the prior year due to these strategic product development activities. The Company's goal is to target at least 10% of its net sales to research and development. The percentage over the last three prior years has been in the 8% of net sales range. It has been difficult to maintain this target level of spending due to allocation of financial resources. The Company continues to seek additional financial resources in order to increase investment in this strategic area.

  Interest expenses were $122,000 in fiscal 1995 compared to $88,000 in the prior year, which represented an increase of $34,000 or 39.1%. This increase primarily related to interest expenses of $41,000 incurred by the German Subsidiary, which were related to interest charges on both its 500,000 German mark line of credit with the bank, and a loan for 400,000 German marks by an individual. Additionally, interest expenses of $17,000 related to the ODC fixed term loan which was incremental year to year. This increase was partially offset by lower interest expense related to the Company's other credit facilities.

  Depreciation and amortization expenses were $148,000 in fiscal 1995 which represented an increase of $60,000 or 68.1% from $88,000 in 1994. This was primarily due to the impact of depreciation on capital equipment expenditures completed during fiscal 1994 for the Canadian's plant operation.

  Goodwill amortization of $106,000, which is an incremental expense in comparison to the prior year, is related to the formation and start-up of the German Subsidiary. The total amount of goodwill represents $686,000, and is amortized using a straight line method over a five year period.

  Foreign exchange was a gain of $81,000 in fiscal 1995 compared to a loss of $20,000 in fiscal 1994. Foreign exchange gains and losses are primarily related to the level of cash transactions denominated in foreign currency and the fluctuation of this foreign currency in comparison to the U.S. dollar. There was an increase in cash transactional activity involving all international locations and the U.S. parent company in fiscal 1995. The most significant transaction was the transfer of funds (292,000 US$) from Canada to pay in full the outstanding balance with Midlantic Bank as part of the agreement with the Bank of Montreal.

  Deferred tax expense of $86,000 related to a timing difference between book and tax income, as a result of the capitalization of the excess of liabilities over acquired assets in the formation and start-up of the German Subsidiary. This subsidiary was 51% owned and fully controlled by the Company as of June 30, 1995. This deferred tax was recorded in accordance with generally accepted tax accounting principles. (See Note F).

  Minority interest of $42,000 represents an adjustment to consolidated net income of the Company in order to exclude the 49% minority ownership position of the shareholders of the German Subsidiary. As a result, only 51% of the net income of the German Subsidiary is reflected in the reported consolidated income. The minority interest was cleared in July 1995 of fiscal year 1996 as a result of the acquisition by the Company of the 49% minority ownership. (See Note L).

  As a result of the foregoing, the Company reported net income for fiscal 1995 of $357,000 in comparison to net income of $202,000 in fiscal 1994, an increase of $155,000 or 77% over the prior year.

  As a result of this net income performance, earnings per share based on average common shares outstanding represented sixteen cents ($0.16) for 1995 in comparison to nine cents ($0.09) per share for 1994, before consideration of the Reverse Split.

 FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company believes that results of operations in any period could be impacted by factors such as delays in the shipments or lack of market acceptance of new products, a slower growth rate in the Company's target markets, order deferrals in anticipation of new product releases, increased competition, adverse changes in general economic conditions in any of the countries in which the Company does business, or reduction or delay of private sector and government spending on research activities.

 LIQUIDITY AND CAPITAL RESOURCES

  The working capital of the Company at June 30, 1996 was $1,543,000 as compared to $1,026,000 at June 30, 1995, an increase of $517,000 or 50.3%.

  Current assets of $4,661,000 increased $1,250,000 or 36.6% in comparison to the prior year. This change primarily reflects increases in (a) cash of $233,000, (b) trade accounts receivable of $811,000 or 57.3% and (c) inventory of $253,000 or 15.4%. The net increase in cash was primarily due to financing activities which mostly covered the cash used in operations and investing activities. The dollar increase in trade receivables reflected the impact of $1.1 million in sales for the year end month of June 1996. The accounts receivable balance of $2.2 million represented 2.8 months of sales in comparison to 1.9 months of sales in the prior year. The increase in months of sales reflected the impact of the June 1996 sales volume and a slower turn on international receivables, which represented 38% of total receivables.

  The inventory balance of $1.9 million represents 5.3 months of sales in inventory based on anticipated sales volume and compares to 4.9 months of sales in the prior year. The change in inventory primarily reflected a production build of product inventory based on the anticipated volume of sales in the last half of the fiscal year, which did not reach projected levels.

  Current liabilities of $3,118,000 increased $733,000 or 30.8% in comparison to the prior year. This increase was primarily due to: (a) net increased bank indebtedness on short term credit facilities of $500,000 or 48.8% for working capital requirements and (b) increase in trade accounts payable of $209,000 or 27.0% primarily related to open vendor payables at PhotoMed, which were on extended terms due to cash flow considerations.

  The increment ($500,000) in bank indebtedness is related to the Bank of Montreal line of credit with an outstanding balance of $1.3 million ($1.7 million Canadian dollars) at June 30, 1996. The Company used a portion of the Silicon Valley credit facility to pay off the Bank of Montreal credit facility subsequent to June 30, 1996.

  Bank indebtedness includes the line of credit with the German Stadtparkasse Bank to support the German Subsidiary operations. The outstanding balance as of June 30, 1996 was $246,000 (375,000 DM) which was lower than the prior year by 96,000 or 28.0%. The authorized line of credit is 500,000 DM (US$362,000) which was established in September 1994 at the time of formation of the German Subsidiary. The German Stadtparkasse line of credit was renewed for fiscal 1997 under the same terms and conditions.

  On November 20, 1989, the Company entered into a sale/leaseback agreement with a leasing company. At that time the Company sold certain demonstration inventory used by the sales and marketing departments for $299,950 resulting in a $176,750 gain, which has been recognized over the lease term using the effective interest rate method. The balance of the gain in the amount of $3,000 was recognized in fiscal year 1995. Under the terms of the agreement, the Company agreed to lease back the equipment under a noncancelable five year term. At the end of the lease term in December 1994, the Company had the option to purchase the equipment at fair market value or extend the lease for a one-year period. The Company negotiated a renewed lease for $35,000 to be paid over eighteen (18) months at an interest rate of 10.25%. Payments under the original capital lease obligation had an effective interest rate of 11.8%. The renewed capital lease contained a bargain purchase option and on June 11, 1996, the Company exercised this bargain purchase option and purchased the equipment for one (1) dollar.

  The Company entered into an agreement with New Court Credit Corporation of Toronto, Canada in March 1996 to finance the purchase of a CNC milling machine for the Canadian plant machine shop. The term loan amount was for $90,000 Canadian dollars ($66,000 US). Interest payments for fiscal 1996 were $2,000 Canadian dollars ($1,500 US). The balance of the debt at June 30, 1996 was $85,000 Canadian dollars ($62,000 US) with $10,000 classified as the current portion of the long term debt. The term of the financing is 5.5 years at an annual interest rate of 10.4%, and a purchase option of $9,000 at the end of the fifth year.

  As of June 30, 1995 the Company had a notes payable balance of $44,000 with Brooks Air Force Base, which was a current liability under the current portion of long term debt. This amount was paid in full by June 1996. This debt arose from a duplicate payment and installment payment agreement between Brooks Air Force and the Company for the principal amount of $90,155 in March 1994.

  The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase by the Company of the technology developed under the Joint Venture and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt the Company agreed to pay the principle amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 is due at the end of the two year term. As of June 30, 1996, the Company has paid $140,000 and reduced the total outstanding balance to $631,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default under the terms of the agreement occurs. On June 21, 1996, MLTV agreed to defer four payments from June 1996 through September 1996. The deferred amount will be subject to interest in accordance with the agreement. The Company purchased the technology and the joint venture interest by issuing to MLTV 1,000,000 shares of the Company's common stock. The stock is unregistered and restricted. As of December 8, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of .875 per share based on the market bid price. This $875,000 value has been assigned to the technology as an intangible asset under the "other assets" classification and will be amortized over a five (5) year period. As of June 30, 1996, the asset balance was $831,000, net of amortization of $44,000 during the fiscal year. This was a strategic agreement for the Company in that the Company now owned the technology rights and there was no future liability for royalties.

  On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A Business Ventures Fund, Inc. a venture capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five (5) years at an interest rate of 12% per annum. Interest payments are payable only in the first twelve (12) months. As of June 30, 1996, the Company had made interest payments totaling approximately $119,000 Canadian dollars ($87,000 US). This Covington Agreement includes a fist option to purchase 250,000 shares of the Company's common stock at a purchase price of $1.25 per share for a term of five (5) years and a second option to purchase 400,000 shares of the Company's common stock at purchase price of $2.50 per share until October 1996. After October 31, 1996 the purchase price increases to $3.25 per share. The Option terminates on October 1, 1997. This debt is classified primarily as long term debt with principal payments of $31,500 due in fiscal 1997 recorded as current debt. The balance outstanding as of June 30, 1996 was $1,100,000 ($1.5 million Canadian dollars). Payments of principal will commence on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,500 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds during fiscal 1996 which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions. There has been no exercise of options through June 30, 1996.

  Long term debt also includes a 400,000 DM loan ($291,000 US) by a private individual (who is also an investor in the subsidiary) to the Company's wholly owned German subsidiary, German Subsidiary. The loan was made to the subsidiary on October 1, 1994. The Company began making payments of principal and interest of 10,000 german marks per month at the end of April 1995. Interest accrues from October 1 through the start date of the payments at an interest rate of 5.25% plus the prevailing German bank discount rate (i.e. 4.5%). The loan has clauses which would allow both slower and/or faster payments contingent upon the cash flow of the German Subsidiary operations. As of June 30, 1996, the principal amount of $353,000 German marks ($231,000 US) was outstanding. A portion of this outstanding amount ($47,000 US) has been classified as a current liability and represents an estimated twelve payments of principal. The balance ($184,000 US) has been reported as a long term debt. Payments on a monthly basis are contingent upon cash flow considerations and upon agreement with the individual.

  In July 1994, documents were fully executed between the Ontario Development Corporation ("ODC") and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. This loan was a "carve out" from the original ODC credit facility of $900,000 Canadian dollar limit, prior to the full payment of the outstanding balance from the Bank of Montreal credit facility in May 1995. The balance outstanding as of June 30, 1996 on the ODC fixed loan was $415,000 Canadian dollars ($304,000 US) based on specific advance requests approved through this date. Payment of principal was scheduled to start August 15, 1995 (of fiscal 1996) in that full disbursement had not occurred by June 30, 1995. The Company had been granted an extension by ODC until June 30, 1996 with principal payments in the amount of $11,597 Canadian dollars ($8,500 US) having started on July 15, 1996. The term of repayment is forty (40) months and includes an interest rate of 6.75%. Interest has been charged on a monthly basis since the first disbursements made on July 1994, and interest paid amounted to $19,000 this fiscal year. The Company may not draw additional funds on the facility for capital equipment up to $500,000, the original facility amount, due to Ontario government budgetary constraints. This term loan is classified as a long term debt with a current portion equal to twelve months of principal payments.

  On July 5, 1995 the Company acquired control of the German Subsidiary by issuing 150,000 shares of the Company's treasure stock. The stock was valued at a fair market value of $1 per share. (See "BUSINESS--General") As a result of this transaction, the German Subsidiary became a wholly-owned subsidiary of the Company. The German Subsidiary operation was financed through the utilization of a 400,000 DM ($290,000 US) shareholder long-term loan, 500,000 DM ($362,000 US) bank revolving line of credit, and cash provided by operations. The cash start-up expenses were approximately $1,000,000, which had a major impact on working capital requirements and are non-recurring expenses going forward. In fiscal 1996 there were some additional assumption of liabilities in the amount of $83,000 at the time of acquisition of the 49%.

  Overall, the amount of cash provided by financing activities allowed the Company to meet working capital requirements, which included support of all operating and investing activities, and payments on debt obligations.

  In the area of operating activities, the Company's sales growth and continued reduction in cost of sales (on a percentage of sales basis) provided a strong contribution to operating income. The contribution along with financing activity supported (a) investments in sales, marketing, research and development (b) meeting regulatory obligations to sell into the EC (c) payment of fees, interest and principal, where applicable, related to financing agreements.

  The investments in the operating areas of sales, marketing and research and development are strategic to future growth and had an impact on current year income results due to the time that is required for these investments to be leveraged or provide a contribution.

  The expenses associated with meeting regulatory requirements for our products are necessary to be able to sell into the EC and the Company will incur additional expenses going forward to complete certification of its current product line and to certify our new products at time of introduction to the marketplace. This could provide a competitive advantage if our competitors have not or cannot comply. If the Company does not comply there could be risks to the Company's ability to sell in the EC and a potential competitive disadvantage.

  The payment of interest, payment and fees have been increasing as the Company completes new financing agreements and maximizes the use of the available short term credit lines to support working capital requirements. The Company's financing to date has been primarily short term debt through operating lines of credit, term loans and subordinated debt. The Company's bank lines of credit, which are supported by sales generated trade accounts receivable, have limited borrowing capacity at this time because these lines of credit are close to the maximum qualified borrowing levels. The term loans, which had deferred principal payments are now under a scheduled payment agreement. The subordinated debt--MLTV ($600,000) and Covington Capital ($1.1 million)--totals $1.7 million, and will require payments of $400,000 on an annual basis (with interest and principal as applicable) until the end of the respective term and a balloon payment comes due--MLTV in December 1997 (fiscal year 1998) and Covington Capital in October 2000 (fiscal year 2001).

  During fiscal 1996, working capital enabled the Company to grow sales 18%, expand sales territory coverage, continue and increase software development efforts and increase hardware development which resulted in several new products, and certify approximately 60% of our product systems for sales into the EC. These efforts put pressure on the bottom line income and operating cash flow in that our investment exceeded the sales growth contribution for the twelve (12) months of this fiscal year. These investments were necessary and are important to the future performance of the Company and must continue at a level which our financial resources can support.

  The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. The Company will not consider any incremental long term debt and work with current operating lines of credit. The Company will consider additional financing through the form of equity to accelerate and support growth in sales and to increase the investment levels in research and development for new products and for continued cost reduction to improve sales margin contribution. The Company cannot be certain that it will be successful in efforts to raise additional funds.

 INFLATION

  The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Ernst & Young, independent auditors, with respect thereto, referred to in the Index to Financial Statements and Supplemental Schedules of the Company contained in Item 14(d) below, appear on pages F-1 through F-21 of this form 10-K and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 1, 1996.

                                  MANAGEMENT

NAME                                    AGE               POSITION
- ----                                    ---               --------
Charles G. Marianik....................  50 Chairman of the Board, President,
                                            Chief Executive Officer and Director
Ronald Kovach..........................  55 Senior Vice President,
                                            Secretary and Director
William D. Looney......................  44 Vice President,
                                            Controller, and Treasurer
Louis Balogh...........................  49 Director
M. Grant Brown.........................  47 Director
Robert E. Curry........................  49 Director
Franklin J. Iris.......................  66 Director
James F. Mrazek........................  55 Director

  Charles G. Marianik has acted as Chairman of the Board and Chief Executive Officer of the Company since the Company was formed in 1983. Mr. Marianik held the office of President from November 1983 until December 1991, and was re-elected President in December of 1992. Mr. Marianik received a B.Sc. degree in 1971 and an M.B.A. in 1976 from the University of Western Ontario.

  Ronald J. Kovach has served as Senior Vice President of the Company since joining the Company in 1985. Mr. Kovach has been the Secretary and a member of the Board of the Company since 1988. Mr. Kovach received his diploma in Engineering Technology from the Western Ontario Institute of Technology in 1966.

  William D. Looney joined the Company as Vice President of Planning and Control in September 1988. Mr. Looney was appointed Vice President, Controller, and Treasurer of the Company in 1991. From 1986 to 1988, Mr. Looney held the position of Corporate Controller for Syncsort, Inc. Mr. Looney received his B.S. Degree in Business Administration/Finance from Seton Hall University in 1973 and an M.B.A. degree in Management from Fairleigh Dickinson University in 1983.

  Louis Balogh is a self-employed practicing physician specializing in pediatrics. He became a director of the Company in 1989. Dr. Balogh was the chief of Pediatrics of York County Hospital in New Market, Ontario, Canada from 1989 to 1994 and the Chairman of the Board of the Blue Hill Academy, Children's Mental Health Center from 1984 to 1992. Dr. Balogh was the Director of the Children's Aid Society from 1981 to 1987, Director of York County Hospital from 1986 to 1987, and President of Medical Staff of York County Hospital from 1985 to 1987. Dr. Balogh received his degree in Medicine from the University of Western Ontario in 1972 and a specialist degree in pediatrics from McMaster University in 1978.

  M. Grant Brown became a director of the Company in December 1995. Mr. Brown's appointment as director satisfied a condition of the financing agreement between Covington Capital Corporation and the Company. Mr. Brown was the founding partner of Covington Capital Corporation, a venture capital company, since 1994 and Manager of the C.I. Covington Fund Inc. He was Vice Chairman of Canadian Corporation Funding LTC, a merchant bank from 1984 to 1994. Mr. Brown received an Engineering degree in 1971 and an M.B.A. degree in 1979 from McMaster University.

  Robert E. Curry, Ph.D. was appointed Director in April 1996. Dr. Curry had previously served on the Board from December 1991 to July 1992, but had to resign due to conflicting professional obligations at that time. Dr. Curry has been a General Partner of the Sprout Group, a venture capital company, since 1991 and responsible for MLTV. Dr. Curry was President of Merrill Lynch R&D Management Inc. and President of Merrill Lynch Venture Capital, Inc., an investor in the Company, from 1990 to 1991. Dr. Curry also serves on the Boards of Biocircuits, Connective Therapeutics and Diatide, Inc. Dr. Curry received a B.S. degree from the University of Illinois in 1968 and a Masters degree in 1972 and a Ph.D. in 1974 from Purdue University.

  Franklin J. Iris became a member of the Board in 1987 and has been the President of Iris and Associates since 1986. His firm provides investment consulting services for venture capital and emerging growth companies in the medical industry. He was a group president of the clinical laboratory business of Becton Dickinson and Company from 1973 to 1985 and was the Chairman and CEO of Emzamatics, a medical diagnostics company from 1994 to 1995. He currently serves on the board of Cytyc. Mr. Iris received his B.S. degree from Fairfield University in 1953.

  James F. Mrazek became a member of the Board of Directors in 1986. Mr. Mrazek has been President of Carnegie Venture Resources, a consulting and venture capital firm, since 1990. Mr. Mrazek was a general partner of Edison Partners, L.P. from 1986 to 1990. He became a director of the Company in 1986. Mr. Mrazek serves on the board of Sepracor Inc. Mr. Mrazek received a B.A. degree in Government from St. Lawrence University in 1962 and an M.B.A. degree from Cornell University in 1964.

  The Bylaws of the Company provide for a Board with a minimum of six directors and a maximum of nine directors. The Board is divided into three classes. On April 4, 1996 the Board of Directors approved an increase in the number of Board members from six (6) to seven (7). The one (1) class I director, James F. Mrazek was elected at the 1994 meeting for a term to expire in 1997. The three (3) class II directors, Ronald J. Kovach, Charles G. Marianik and Louis Balogh, were elected at the 1995 annual meeting for terms expiring in 1998. The three (3) class III directors which include Frank Iris,
M. Grant Brown, and Robert Curry, will be nominated for election by the shareholders of the Company at the 1996 annual meeting for terms expiring in 1999.

 SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

  Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended June 30, 1996 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners.

ITEM 11. EXECUTIVE COMPENSATION

 SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

  The following table sets forth, for fiscal years ending June 30, 1996, 1995 and 1994, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 1996 exceeded $100,000, (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries. No individual who would otherwise have been included in such table on the basis of salary and bonus for the 1996 fiscal year resigned or terminated employment during that year:

                          SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                     ANNUAL COMPENSATION                  COMPENSATION AWARDS
                          ------------------------------------------ ------------------------------
                                                                     SECURITIES
                                                          OTHER      UNDERLYING
NAME AND PRINCIPAL        FISCAL  SALARY    BONUS        ANNUAL       OPTIONS      ALL OTHER
POSITION                   YEAR  ($)(1)(2)  ($)(3)   COMPENSATION(4)   (#)(5)   COMPENSATION(6)
- ------------------        ------ --------- --------  --------------- ---------- ---------------
Charles G. Marianik.....   1996  $180,927       --       $32,548       41,164       $35,983
Chairman, Chief            1995  $167,497   $10,000      $20,856       24,412       $21,734
Executive Officer and      1994  $162,750  ($10,000)     $37,043          --        $ 4,825
 President
Ronald J. Kovach........   1996  $118,279       --       $ 8,961       17,528       $ 5,819
Secretary and              1995  $108,063   $10,000      $ 6,914       17,325       $ 4,224
Senior Vice President--    1994  $105,000  ($10,000)     $ 6,435          --        $   650
 Technology
William D. Looney.......   1996  $112,365       --       $11,252       16,637       $ 5,776
Vice President,            1995  $102,649   $10,000      $11,897       16,459       $ 5,570
Controller and Treasurer   1994  $ 99,750  ($10,000)     $14,264          --        $ 1,225

- --------
(1) The amount reported includes compensation accrued and/or paid in a given fiscal year. Mr. Marianik's fiscal 1996 compensation excludes $48,825 which was accrued and reported in fiscal 1995. This amount represents a deferred base pay from fiscal year 1995 due to cash flow considerations.
(2) On May 15, 1996 certain executive officers of the Company agreed to a reduction in annual base salary as follows: Mr. Marianik 20% or $38,491, Mr. Kovach 10% or $12,416 and Mr. Looney 10% or $11,795. These salary reductions were done to reduce costs and to conserve cash. The impact on salary compensation for fiscal 1996 was $4,811 for Mr. Marianik, $1,552 for Mr. Kovach and $1,474 for Mr. Looney.
(3) There were no cash bonuses paid in fiscal 1996 due to cash flow considerations. On October 28, 1994, the Company issued to Mr. Marianik, Mr. Kovach and Mr. Looney, treasury stock in lieu of a cash bonus approved for fiscal 1994. Mr. Marianik, Mr. Kovach and Mr. Looney, each received 8,000 fully vested shares of common stock at $1.25 per share. The stock price represented fair market value on the date of issuance. The aggregate amount of stock holdings are as follows: Mr. Marianik 846,718 shares, Mr. Kovach 77,000 shares and Mr. Looney 36,654 shares. These numbers do not reflect the Company's recent Reverse Split.
(4) These amounts reflect personal benefits received by each Named Executive Officer during the 1996 fiscal year. These personal benefits include payments made on behalf of those individuals for (a) use of automobiles, which include $950 for Mr. Marianik, $2,717 for Mr. Kovach and $4,078 for Mr. Looney (b) disability insurance premiums, which include $1,666 for Mr. Marianik, $1,365 for Mr. Kovach and $1,077 for Mr. Looney (c) medical expenses not otherwise covered by the group plan, which include $2,994 for Mr. Marianik and $214 for Mr. Looney and (d) all income taxes attributed to these and paid by the Company as a result of their receipt of these personal benefits, which include $26,938 for Mr. Marianik, $4,879 for Mr. Kovak and $5,883 for Mr. Looney.
(5) On December 8, 1995, the Compensation Committee of the Board of Directors granted options to purchase shares of common stock of the Company pursuant to the Company's Stock Option Plan to each Named Executive Officer based on 15% of gross annual base pay on that date. These numbers do not reflect the Company's recent Reverse Split.
(6) These amounts reflect supplemental term life insurance premiums for each Named Executive Officer which includes for the 1996 fiscal year a premium of $2,946 for Mr. Marianik, $703 for Mr. Kovach and $1,320 for Mr. Looney. For Mr. Marianik, these amounts also include the premiums of $33,037 for the 1996 fiscal year paid on a permanent-whole life insurance policy, having an accumulated cash value of $93,973 June 30, 1996. For Mr. Kovach, these amounts also include a premium of $5,116 for a permanent-whole life policy with an accumulated cash value of $5,264. For Mr. Looney, these amounts include a premium of $4,456 for a permanent-whole life policy with an accumulated cash value of $2,585.

                       OPTION GRANTS IN LAST FISCAL YEAR

  The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended June 30, 1996. No stock appreciation rights were granted to these individuals during such year. These numbers do not reflect the Reverse Split.

                                                 INDIVIDUAL GRANTS(1)
                         ----------------------------------------------------------------------
                                                                         POTENTIAL REALIZABLE
                         NUMBER OF                                         VALUE AT ASSUMED
                         SECURITIES                                      ANNUAL RATES OF STOCK
                         UNDERLYING   % OF TOTAL                          PRICE APPRECIATION
                          OPTIONS   OPTIONS GRANTED EXERCISE              FOR OPTION TERM(3)
                          GRANTED   TO EMPLOYEES IN   PRICE   EXPIRATION ----------------------
NAME                       (#)(1)     FISCAL YEAR   ($/SH)(2)    DATE      5%($)      10%($)
- ----                     ---------- --------------- --------- ---------- ---------- -----------
Charles G. Marianik.....   41,164          55%        $1.17    12/07/00      13,306     29,403
Ronald J. Kovach........   17,528          23%        $1.06    12/07/05      11,685     29,611
William D. Looney.......   16,637          22%        $1.06    12/07/05      11,091     28,106

- --------
(1) All options granted to Named Executive Officers are incentive stock options under the federal tax laws and were granted on December 8, 1995. Pursuant to the option agreement evidencing these options, the options were to become exercisable in three (3) successive equal annual installments upon the optionee's completion of each year of service with the Company over the three (3)-year period measured from the grant date. However, the purchase by MLTV of 1,000,000 shares (pre-Reverse Split) of the Company's common stock on December 8, 1995 caused a change in the ownership of more than twenty percent (20%) of the Company's outstanding voting securities, and as a result, each option became fully exercisable for all of the option shares under the terms of each option agreement. The options granted to Messrs. Kovach and Looney each have a maximum term of ten (10) years, subject to earlier termination in the event of the optionee's cessation of employment with the Company. The option granted to Mr. Marianik has a maximum term of five (5) years.
(2) The exercise price may be paid in cash or in shares of the Company's common stock. Alternatively, the option may be exercised through a same-day sale program with no cash outlay required of the optionee.
(3) There is no assurance provided to any executive officer or any other holder of the Company's securities that the actual stock price appreciation over the 5-year or 10-year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the executive officers.

                         FISCAL YEAR-END OPTION VALUES

  The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1996. None of the Named Executive Officers exercised any stock options in 1996. No stock appreciation rights were exercised during such year or were outstanding at the end of that year. These numbers do not reflect the Reverse Split.

                                                               VALUE OF
                              NUMBER OF SECURITIES            UNEXERCISED
                             UNDERLYING UNEXERCISED          IN-THE-MONEY
                                   OPTIONS AT                 OPTIONS AT
                                 JUNE 30, 1996             JUNE 30, 1996(2)
                          ---------------------------- -------------------------
                          EXERCISABLE(1) UNEXERCISABLE EXERCISABLE UNEXERCISABLE
                          -------------- ------------- ----------- -------------
Charles G. Marianik......    105,576          -0-         $-0-         $-0-
Ronald J. Kovach.........     74,853          -0-         $-0-         $-0-
William D. Looney........     93,096          -0-         $-0-         $-0-

- --------
(1) As a result of the purchase by MLTV of 1,000,000 shares of common stock on December 8, 1995, each of the options became fully exercisable for all of the shares subject to each such option.
(2) Equal to the fair market value of securities underlying the option at fiscal year end ($1.00 per share) minus the exercise price payable for those securities.

 DIRECTOR REMUNERATION

  Directors have not been paid a fee for serving on the Board or any committees of the Board with the exception of Mr. Brown who receives a per meeting fee of $750 (Canadian Dollars) as part of the financing agreement with Covington Capital Corporation. Directors are reimbursed for expenses related to attending Board or committee meetings and annually are granted non-qualified stock options to purchase the Company's common stock under the automatic option grant provision of the Company's Stock Option Plan, as amended (the "Plan"). In the fiscal year ended June 30, 1996 the Company paid an aggregate of $2,700 for director traveling expenses. In addition, each non-employee director received an option grant to purchase 10,000 shares of Common Stock on December 8, 1995 at an option price of $1.06 per share under the Automatic Option Grant Program in effect for non-employee directors under the Company's Stock Option Plan. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each grant will vest in three successive equal annual installments upon the optionee's completion of each year of Board service over the three-year period measured from the grant date. However, the option shares will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while serving as a Board member.

  EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

  On June 30, 1996, the employment agreement between the Company and Mr. Marianik was automatically extended for one year in accordance with the terms of the contract. This employment agreement entitles Mr. Marianik to a base salary of $192,452 in 1997 but Mr. Marianik agreed to a 20% reduction in his base compensation to $153,961 for cost reduction and cash flow considerations. Under such agreement, Mr. Marianik is to be employed by the Company in an executive capacity as Chairman of the Board, Chief Executive Officer and President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or (iii) a substantial change in his position with the Company, Mr. Marianik will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile and a life insurance policy, paid in full by the Company. There are no other employment agreements with any other Named Executive Officer.

  Pursuant to the express provisions of the Stock Option Plan, the outstanding options under the Plan held by the Chief Executive Officer and the Company's other executive officers will immediately accelerate in full and become exercisable for all of the shares at the time subject to that option in the event the Company is acquired by merger, consolidation or asset sale, unless the option is to be assumed by the successor corporation or otherwise replaced with a comparable option to purchase the shares of such successor corporation.

  Pursuant to the terms of the agreements evidencing the outstanding options Certain outstanding options, the options will also accelerate and become immediately exercisable for all of the shares at the time subject to those options, should there occur certain changes in the ownership of more than twenty percent (20%) of the Company's outstanding voting securities or in the event there is a change in the majority of the Board members as a result of any tender for the Company's outstanding voting securities, merger or other business combination, or proxy contest for the election of Board members. On December 8, 1995, MLTV purchased 1,000,000 shares of the Company's common stock resulting in a change in ownership of more than 20% of the Company's outstanding securities and the acceleration of the exercisability all of the then outstanding options.

  No executive officer of the Company served on the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth as of September 1, 1996, information with respect to (a) each person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding common stock of Company and (b) the number and percentage of the Company's common stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

                                                         POST-
                                           PRE-      REVERSE SPLIT
                                       REVERSE SPLIT JUNE 21, 1996   PERCENT
                                         NUMBER OF     NUMBER OF    OF CLASS
NAME OF BENEFICIAL OWNER(1)            SHARES OWNED  SHARES OWNED  OUTSTANDING
- ---------------------------            ------------- ------------- -----------
M.L. Technology Ventures, L.P.........   1,190,476      396,476       34.4%
 3000 Sand Hill Road
 Building 3, Suite 245
 Menlo Park, CA 94025

Charles G. Marianik(2)................     952,294      317,431       26.7%
 Princeton Corporate Plaza
 1 Deerpark Drive, Suite F
 South Brunswick, NJ 08852

Covington Capital Corporation.........     650,000      216,667       15.8%
 1 First Canadian Place
 100 King Street West
 Suite 2620, P.O. Box 165
 Toronto, Ontario M5X 1C9

Edison Venture Fund, L.P..............     337,000      112,333        9.7%
 Princeton Pike Corporation Center
 997 Lenox Drive #3
 Lawrenceville, NJ 08648

Michael Winderbaum....................     240,000       80,000        6.9%
 120 North LaSalle St., Ste 2900
 Chicago, IL 60602

Ronald Kovach(3)......................     151,853       50,618        4.3%

William D. Looney(4)..................     129,950       43,317        3.7%

Franklin J. Iris(5)...................      82,047       27,349        2.3%

Louis Balogh(6).......................      64,100       21,367        1.8%

James F. Mrazek(7)....................      66,000       22,000        1.9%

All Directors and Executive Officers
 as a Group (6 persons)(8)............   1,446,244      482,081       36.9%

- --------
(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the common stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.

(2) Includes 105,576 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.
(3) Includes 74,853 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.
(4) Includes 93,096 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.
(5) Includes 63,000 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.
(6) Includes 63,000 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.
(7) Includes 55,000 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.
(8) Includes 454,525 shares which may be acquired within sixty days of September 27, 1996 pursuant to the exercise of stock options.

  There are no arrangements known to the Company the operation of which may, at a subsequent date, result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  As part of the start-up financing for the German Subsidiary, Mr. Oliver Clasas, a private individual, former shareholder of the German Subsidiary, and currently a minority shareholder of the Company, gave the Company a four (4) year term loan for 400,000 DM (US $291,000). (See "BUSINESS--General")

  As part of the Covington Agreement Mr. Grant Brown was appointed to the Board of Directors of the Company on December 8, 1995. (See "MANAGEMENTS DISCUSSION AND ANALYSIS--FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994-- Liquidity and Capital Resources")

  On April 4, 1996, Dr. Robert Curry, a General Partner of the Sprout Group and President of MLTV, was appointed to the Board of Directors of the Company. (See "BUSINESS--General")

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of the report:

    1. and 2. The financial statements and supplemental schedules filed as part of this report are listed separately in the Index to Financial Statements and Financial Statement Schedules located on page F2 of this report.

    3. Exhibits--See Item 14(c). Each management contract or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibit Nos. 4(b), 4(c), 4(d) and 10(a)(1) of Item 14(c).

(b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1995.

(c) List of Exhibits


EXHIBIT NUMBER      DESCRIPTION
- --------------      -----------
Exhibit 3(a)        Restated and Amended Certificate of Incorporation of the
                    Company.

Exhibit 3(b) Restated and Amended Bylaws of the Company, incorporated by reference to the Company's Registration Statement on Form S-18
                    (Registration No. 33-10943-NY).

Exhibit 4(a)(1) Common Stock Purchase Warrant related to MLTV purchase of warrants for 475,000 shares incorporated by reference from the Company's Annual Report on Form 10-K for year ended
                    June 30, 1988.

Exhibit 4(a)(2) Agreement to advance balance of research and development funding for consideration by the Company to drop the price on the warrants from $4.50 per share to $3.50 per share.
                    Incorporated by reference from the Company's Form 10-Q for quarter ended December 31, 1989.

Exhibit 4(a)(3)     Note and warrant purchase agreement with MLTV. MLTV issued
                    $500,000 in the form of a subordinated promissory note for consideration by the Company to drop the warrant price from $3.50 to $2.00 per share. Incorporated by reference from the Company's Form 10-K for the year ended June 30, 1991.

Exhibit 4(a)(4) MLTV letter dated September 9, 1994 extending its subordinated promissory note until October 1, 1995 under specified conditions. Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994.

Exhibit 4(b) Stock Option Plan as amended and restated December 10, 1987 incorporated by reference from the Company's by Annual
                    Report on Form 10-K for the year ended June 30, 1988.

Exhibit 4(c) Form of Incentive Stock Option, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1989.

Exhibit 4(d) Form of Non-Qualified Option, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1989.

Exhibit 10(a)(1)    Employment Agreement between Charles G. Marianik and the
                    Company dated June 30, 1990, incorporated by reference from the Company's Annual Report on Form 10-K for year ended
                    June 30, 1990.

Exhibit 10(d) Exclusive Licensing Agreement for Deltascan software program, incorporated by reference to the Company's
                    Registration Statement on Form S-18 (Registration No. 33-
                    10943-NY).

Exhibit 10(e)(1)    Renewal $500,000 revolving note with Midlantic National
                    Bank. Incorporated by reference from the Company's Form 10-
                    Q for quarter ended March 31, 1990.


Exhibit 10(e)(2)    Second Amendment to Amended and Restated Credit and Security
                    Agreement dated May 18, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                    June 30, 1994.

Exhibit 10(f)       Stockholders' Agreement, incorporated by reference to the
                    Company's Registration Statement on Form S-18 (Registration No.
                    33-10943-NY).

Exhibit 10(g) Lease of premises in South Brunswick, New Jersey, incorporated by reference to the Company's Registration
                    Statement on Form S-18 (Registration No. 33-10943-NY).

Exhibit 10(h) Master Agreement between the Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1988.

Exhibit 10(i) Technology Agreement between the Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1988.

Exhibit 10(j) Development Agreement between the Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

Exhibit 10(k)       Joint Venture and Purchase Option Agreement between the
                    Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June
                    30, 1988.

Exhibit 10(l)       Executed Joint Venture Agreement between the Company and
                    MLTV, incorporated by reference from the Company's Annual
                    Report on Form 10-K for year ended June 30, 1988.

Exhibit 10(m) Warrant Purchase Agreement between the Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

Exhibit 10(p) Sale/Leaseback Agreement with Equitable Lomas. Incorporated by reference from Form 10- Q for quarter ended December 31, 1989.

Exhibit 10(q)(1)    Ontario Development Corporation offer of loan (900,000
                    Canadian Dollars). Incorporated by reference from the Company's Form 10-Q for quarter ended March 31, 1990.

Exhibit 10(q)(2)    Ontario Development Corporation Notice of Change #2 to
                    Export Support Loan Program. Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1992.

Exhibit 10(q)(3)    First Amendment to Intercreditor Agreement dated May 18,
                    1994, incorporated by reference to the Company's Annual
                    Report on Form 10-K for the year ended June 30, 1994.

Exhibit 10(q)(4)    Ontario Development Corporation Loan Agreement, March 16,
                    1994, incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1994.

Exhibit 10(v)       Stock Purchase Agreement, September 25, 1990, between the
                    Company Purchasers identified therein. Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1990.

Exhibit 10(w) Purchase Agreement dated as of December 8, 1995, by and between Photon Technology International, Inc. and MLTV with all exhibits, incorporated by reference from the Company's
                    Form 10-Q for the quarter ended December 31, 1995.

Exhibit 10(x)       Debenture Agreement dated October 31, 1995, by and between
                    Photon Technology International, Inc. and CI. CPA. Business
                    Venture Fund, Inc., incorporated by reference from the Company's
                    Form 10-Q for the quarter ended December 31, 1995.


Exhibit 10(y)       Option Agreement dated October 31, 1995, by and between
                    Photon Technology International, Inc. and C.I. CPA.
                    Business Venture Fund, Inc., incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 1995.

Exhibit 10(z) Loan and Security Agreement dated June 26, 1996, by and between Silicon Valley Bank and Photon Technology
                    International, Inc., with Exhibits.

Exhibit 21          Subsidiaries, incorporated by reference from the Company's
                    Annual Report on Form 10-K for year ended June 30, 1988.

Exhibit 27          Financial Data Schedule.

Exhibit 99(a)       401(K) Plan, incorporated by reference from the Company's
                    Annual Report on Form 10-K for year ended June 30, 1989.

Exhibit 99(b)       Notarial Record No. 1040/1991R CB/9414 from the transfer of
                    27% of the German Distributor to Photon Technology
                    International, Inc. on July 11, 1991 incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1991.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PHOTON TECHNOLOGY INTERNATIONAL, INC.

Date: September 27, 1996               By: /s/ Charles G. Marianik
                                           ---------------------------------
                                                  Charles G. Marianik
                                                 Chairman of the Board,
                                                Chief Executive Officer,
                                           President and Principal Executive
                                                        Officer

Date: September 27, 1996               By: /s/ William D. Looney
                                           ---------------------------------
                                                   William D. Looney
                                              Vice President, Controller,
                                            Treasurer, and Chief Accounting
                                                        Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                             TITLE                          DATE
         ---------                             -----                          ----
By: /s/ Charles G. Marianik       Chairman of the Board and            September 27, 1996
    -----------------------       Chief Executive Officer,
        Charles G. Marianik       and President
                                  (Principal Executive Officer)

By: /s/ Ronald J. Kovach          Senior Vice President,               September 27, 1996
    -----------------------       Corporate Secretary and Director
        Ronald J. Kovach

By: /s/ William D. Looney         Vice President, Controller           September 27, 1996
    -----------------------       (Chief Accounting Officer)
        William D. Looney

By: /s/ Franklin J. Iris          Director                             September 27, 1996
    -----------------------
        Franklin J. Iris

By: /s/ Louis Balogh              Director                             September 27, 1996
    -----------------------
        Louis Balogh

By: /s/ James F. Mrazek           Director                             September 27, 1996
    -----------------------
        James F. Mrazek

By: /s/ Robert E. Curry           Director                             September 27, 1996
    -----------------------
        Robert E. Curry

By: /s/ M. Grant Brown            Director                             September 27, 1996
    -----------------------
        M. Grant Brown

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

PHOTON TECHNOLOGY INTERNATIONAL, INC. AND SUBSIDIARIES

  The following Consolidated Financial Statements of Photon Technology International, Inc. and subsidiaries are included in Item 8:

                                                                           PAGE
                                                                           ----
   Report of Independent Auditors.........................................  F-2

   Consolidated balance sheets--June 30, 1996 and 1995....................  F-3

   Consolidated statements of operations--Years ended June 30, 1996, 1995 and 1994..............................................................  F-4

   Consolidated statements of shareholders' equity--Years ended June 30,
    1996, 1995 and 1994...................................................  F-5

   Consolidated statements of cash flows--Years ended June 30, 1996, 1995 and 1994..............................................................  F-6

   Notes to Consolidated Financial Statements--June 30, 1996..............  F-7

  The following financial statement schedule is included herein:

   Schedule II--Valuation and Qualifying Accounts......................... F-21

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and the Board of Directors of Photon Technology International, Inc.

  We have audited the accompanying consolidated balance sheets of Photon Technology International, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended June 30, 1996. Our audits also included the financial statement schedule listed in the index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Photon Technology International, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years then ended June 30, 1996 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

London, Canada                                                    Ernst & Young
August 20, 1996                                           Chartered Accountants

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS
                           AS AT JUNE 30, (IN U.S.$)

                                                           1996        1995
                                                        ----------  ----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents.............................  $  279,041  $   46,364
Trade accounts receivable, less allowances of $3,280
 ($3,568 for 1995)....................................   2,224,355   1,413,779
Inventory
 Finished Goods ......................................     788,139     775,609
 Work in process......................................     534,750     401,738
 Raw materials........................................     570,450     462,863
                                                        ----------  ----------
                                                         1,893,339   1,640,210
Receivables from employees............................      20,005      28,834
Prepaid expenses and other current assets.............     243,957     281,598
                                                        ----------  ----------
 TOTAL CURRENT ASSETS.................................   4,660,697   3,410,785
PROPERTY AND EQUIPMENT
 Furniture and fixtures...............................     143,663     160,151
 Machinery and equipment..............................   1,810,678   1,546,227
                                                        ----------  ----------
                                                         1,954,341   1,706,378
LESS: Accumulated depreciation........................  (1,415,221) (1,278,313)
                                                        ----------  ----------
                                                           539,120     428,065
DEFERRED INCOME TAX ASSET (Note F)....................     153,452         --
OTHER ASSETS (Note J).................................   2,057,240     983,498
                                                        ----------  ----------
                                                        $7,410,509  $4,822,348
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Bank indebtedness (Note D)
Accounts payable......................................  $1,522,397  $1,022,689
Deferred income.......................................     984,159     774,923
Accrued liabilities (Note K)..........................      49,755      42,024
Capital lease obligation--(Note I)....................     171,355     247,948
Current portion of long term debt (Note E)............       9,624      21,715
 TOTAL CURRENT LIABILITIES............................     380,781     275,407
                                                        ----------  ----------
                                                         3,118,071   2,384,706
DEFERRED INCOME TAX LIABILITY (Note F)................     176,452      86,000
LONG TERM DEBT (Note E)...............................   1,938,370   1,131,960
MINORITY INTEREST--German Subsidiary..................         --       59,926
COMMITMENTS (Note I)
SHAREHOLDERS' EQUITY (Note G and Note H)
Preferred stock, $1,000 par value: Authorized 500
 shares, no shares issued or outstanding Common Stock,
 no par value: Authorized 3,333,333 shares; issued
 1,209,067 shares including 55,291 shares in treasury
 in 1996 and issued 925,734 including 105,291 shares..      26,272      26,272
in treasury in 1995...................................   6,252,846   5,278,879
Additional paid-in capital............................  (3,710,312) (3,855,815)
Accumulated deficit...................................     (56,433)   (107,466)
Treasury stock, at cost...............................    (334,757)   (182,114)
                                                                    ----------
Cumulative foreign currency translation adjustment
 TOTAL SHAREHOLDERS' EQUITY...........................   2,177,616   1,159,756
                                                        ----------  ----------
                                                        $7,410,509  $4,822,348
                                                        ==========  ==========

                See Notes to Consolidated Financial Statements.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE YEAR ENDED JUNE 30, (IN U.S.$)

                                                 1996        1995        1994
                                              ----------  ----------  ----------
REVENUE
Net Sales...................................  $9,190,227  $7,791,905  $5,388,192
Research contract revenue (Note B)..........         --          --       77,000
Other income................................      68,573      56,149      45,933
                                              ----------  ----------  ----------
                                               9,258,800   7,848,054   5,511,125
COSTS AND EXPENSES
Cost of products sold.......................   3,655,910   3,322,043   2,367,959
Research contract expense...................         --          --       73,335
Selling, general, and administrative........   4,126,412   3,175,272   2,364,197
Research & development......................     844,403     570,603     307,639
Interest expense............................     280,364     121,890      87,649
Depreciation and amortization                    150,370     148,072      88,104
Goodwill amortization.......................     153,131     105,825         --
Foreign exchange (gain) loss................     (34,293)    (81,344)     20,139
                                              ----------  ----------  ----------
                                               9,176,297   7,362,361   5,309,072
Income before income tax and minority inter-
 est........................................      82,503     485,693     202,053

Provision (benefit) for income taxes (Note
 F).........................................     (63,000)     86,000         --
                                              ----------  ----------  ----------
Income before minority interest.............     145,503     399,693     202,053

Minority interest's share of subsidiary's
 net income.................................         --      (42,198)        --
                                              ----------  ----------  ----------
Net income..................................  $  145,503  $  357,495  $  202,053
                                              ==========  ==========  ==========
Net income per common share.................  $      .14  $      .47  $      .27
                                              ==========  ==========  ==========
Net income per common share on a fully di-
 luted basis................................  $      .09  $      .34  $      .20
                                              ==========  ==========  ==========
Weighted average number of common shares
 outstanding................................   1,008,620     766,328     760,311
                                              ==========  ==========  ==========
Weighted average number of common shares
 outstanding on a fully diluted basis.......   1,553,086   1,042,508   1,023,820
                                              ==========  ==========  ==========

                See Notes to Consolidated Financial Statements.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE PERIODS FROM JULY 1, 1993 TO JUNE 30, 1996 (IN US$)

                                  ADDITIONAL  RETAINED    TREASURY
                          COMMON   PAID-IN    EARNINGS      STOCK     FOREIGN
                           STOCK   CAPITAL    (DEFICIT)    AT COST    EXCHANGE     TOTAL
                          ------- ---------- -----------  ---------  ----------  ----------
Balance at July 1, 1993.  $26,272 $5,252,823 $(4,415,363) $(117,806) $  (81,819) $  664,107
Net Income..............                     $   202,053                         $  202,053
Foreign currency
 translation adjustment.                                             $  (20,347) $  (20,347)
                          ------- ---------- -----------  ---------  ----------  ----------
Balance at June 30,
 1994...................  $26,272 $5,252,823 $(4,213,310) $(117,806) $ (102,166) $  845,813
30,396 shares issued
 from treasury stock....          $   26,056              $  10,340              $   36,396
Net Income..............                     $   357,495                         $  357,495
Foreign currency
 translation adjustment.                                             $  (79,948) $  (79,948)
                          ------- ---------- -----------  ---------  ----------  ----------
Balance at June 30,
 1995...................  $26,272 $5,278,879 $(3,855,815) $(107,466) $ (182,114) $1,159,756
1,000,000 shares issued
 for purchase of
 technology from MLTV...             875,000                                        875,000
Purchase 49% PhotoMed
 GmbH subsidiary--with
 150,000 shares from
 Treasury stock.........              98,967                 51,033                 150,000
Net Income..............                         145,503                            145,503
Foreign Currency
 translation adjustment.                                             $ (152,643) $ (152,643)
                          ------- ---------- -----------  ---------  ----------  ----------
Balance at June 30,
 1996...................  $26,272 $6,252,846 $(3,710,312) $ (56,433) $ (334,757) $2,177,616
                          ======= ========== ===========  =========  ==========  ==========


                See Notes to Consolidated Financial Statements.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEAR END JUNE 30, (IN US$)

                                                 1996       1995       1994
                                               ---------  ---------  ---------
OPERATING ACTIVITIES:
  Net Income.................................. $ 145,503  $ 357,495  $ 202,053
  Adjustment to Reconcile Net Income to Net
   Cash used in operating activities:
  Depreciation................................   136,908    134,199     88,104
  Other amortization..........................   302,967    185,357      3,800
  Deferred interest accrued on subordinated
   debt.......................................       --         --      54,166
  Deferred fees related to subordinated debt..       --         --         --
  Minority interest's share of subsidiary net
   income.....................................       --      42,198        --
  Deferred income tax benefit expense.........   (63,000)    86,000        --

Changes in operating assets and liabilities:
  Increase in trade accounts receivable.......  (810,576)  (440,973)  (118,651)
  Increase in inventory.......................  (235,055)  (211,554)  (126,247)
  Decrease (increase) in receivable from em-
   ployees....................................     8,829    (27,210)    (1,424)
  Increase in prepared expenses and other cur-
   rent assets................................    37,641   (118,577)   (22,702)
  Increase (decrease) in accounts payable and
   accrued expenses...........................    90,222    (88,312)     2,844
  Increase (decrease) in deferred income......     7,731     11,419    (69,458)
                                               ---------  ---------  ---------
Net cash (used in) provided by operating ac-
 tivities.....................................  (378,830)   (69,958)    12,485

INVESTING ACTIVITIES:
  Purchase of property and equipment..........  (181,898)   (81,419)  (239,636)
  Reduction (investment in) certificates of
   deposit....................................       --      25,120       (760)
  Investment in capital of subsidiary.........       --     (18,452)       --
  Capitalized software........................  (249,750)  (255,036)  (183,121)
                                               ---------  ---------  ---------
Net cash in investing activities..............  (431,648)  (329,787)  (423,517)

FINANCING ACTIVITIES:
  Financing costs incurred....................  (136,393)       --         --
  Increase in bank indebtedness...............   499,708    679,733     95,000
  Repayment of bank indebtedness..............       --    (734,128)       --
  Increase in long-term debt.................. 1,101,859    591,581    243,191
  Repayment of long-term debt.................  (242,888)   (49,225)       --
  Payment of capital lease obligation.........   (25,343)   (15,599)   (11,697)
  Minority interest's investment in subsidi-
   ary........................................       --      17,728        --
  Investments in patents......................    (1,145)       --         --
                                               ---------  ---------  ---------
Net cash provided by financing activities..... 1,195,798    490,090    326,494
Effect of exchange rate changes on cash.......  (152,643)   (79,948)     1,035
                                               ---------  ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVA-
 LENTS........................................   232,677     10,397    (83,503)
CASH AND CASH EQUIVALENTS--BEGINNING..........    46,364     35,967    119,470
                                               ---------  ---------  ---------
CASH AND CASH EQUIVALENTS--ENDING............. $ 279,041  $  46,364  $  35,967
                                               ---------  ---------  ---------
INTEREST PAID................................. $ 271,642  $ 107,418  $  22,060
                                               ---------  ---------  ---------
TAXES PAID, SUBSIDIARY........................ $  27,761        --         --
                                               ---------  ---------  ---------

                See Notes to Consolidated Financial Statements.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (IN US$)

                                 JUNE 30, 1996

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Photon Technology International, Inc. (the "Company") is engaged in research, development, manufacturing, sales and marketing of proprietary electro-optical systems which enable customers in health care, environmental science and industrial process control to perform advanced analysis utilizing light. The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary markets are medical life sciences, physical sciences, environmental and industrial.

  The Company operates in one principal industry segment, the photonics industry. The Company's products are sold on a worldwide basis to universities, research hospitals, pharmaceutical companies, bio-tech companies, federal and state government institutions, environmental companies and commercial businesses, all of which are primarily engaged in research activities.

  The following is a summary of the significant accounting policies followed in the preparation of the consolidated financial statements of the Company.

1.  PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements of the Company include the accounts of Photon Technology International, Inc., its wholly owned subsidiaries in Canada and in Germany (see Note L), and a domestic joint venture in which the Company had a controlling interest through December 8, 1996 (see Note B). All significant intercompany transactions and balances are eliminated in consolidation.

2.  FOREIGN CURRENCY TRANSLATION

  Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of the shareholders' equity. Gains and losses from foreign currency transactions are reported in income.

3.  CASH AND CASH EQUIVALENTS

  Cash and cash equivalents consist of temporary money market instruments with an original maturity of 3 months or less, and are stated at cost plus accrued interest which approximates market.

4.  INVENTORY

  Inventory is stated at the lower of cost or net realizable value for work in process and finished goods and at the lower of cost or replacement cost for raw materials. The cost of inventory is determined using the first in, first out method.

5.  PROPERTY AND EQUIPMENT

  Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, which range from three to ten years. At the time of disposal of assets, both the cost and accumulated depreciation related to the particular assets are removed from the appropriate accounts and any gains or losses are included in income. Major renewals and betterment of assets are capitalized.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

6.  OTHER ASSETS

  Software development costs are capitalized in accordance with the guidance of FASB Statement No. 86 "Accounting for Software Costs", which provides for the capitalization of costs incurred from the point of establishing technological feasibility until the general release of the software. Amortization of software product development costs is computed using the straight-line method over the estimated economic life of the products, which is approximately five years. Software is an integrated component and included with each product system sale.

  Goodwill, which represents the difference between the purchase price of an acquired business (German Subsidiary), and the related value of net assets acquired or net liabilities assumed, is reported net of amortization, and is amortized using the straightline method over a five year period.

  Technology rights acquired through issuance of the Company's shares of common stock is valued at the bid price of the stock at the date of transaction. These technology rights will be amortized on a straight line basis over a ten (10) year term.

  Direct costs related to financing are deferred and amortized on a straight line basis over the term of the related financing agreement.

  On an ongoing basis, management assesses the carrying value of its intangible assets to determine if there is an impairment in value by comparing expected undiscounted cash flow to the carrying value and reviewing other relevant factors that may affect carrying value.

7.  REVENUE RECOGNITION

  Revenue is recognized when the risks and benefits inherent in ownership are transferred, which normally occurs at the time of shipment of products. Revenue under extended warranty and maintenance contracts is deferred and recognized in income as the related services are performed.

  Research contract revenue is recognized as earned, based on expenses incurred plus a 5% profit as provided by an agreement with Merrill Lynch Technology Venture, L.P. ("MLTV"). Research contract payments which relate to future performance are deferred and taken into income as earned over a specified future performance. Research contract costs are expenses as incurred. Research revenue and research contract expense are applicable to fiscal 1994 and prior years.

8.  INCOME TAXES

  The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities that are expected to reverse.

9.  NET INCOME PER COMMON SHARE

  Net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding during the year has been computed on a post-Reverse Split basis and fully diluted basis. The fully diluted share number includes all share options issued in a financing agreement with Covington Capital, to non-employee directors, to executive management and to employees.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

10. LEASES

  Leases are classified as capital or operating leases. Leases which transfer substantially all of the benefits and risks incident to ownership of property are accounted for as capital leases. Assets required under capital leases are amortized on a straight-line method using rates based on the estimated life of the asset or based on the lease term as appropriate. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

NOTE B--RESEARCH AND DEVELOPMENT AGREEMENT

  On April 6, 1987, the Company entered into a research and development agreement with MLTV, a related party. The agreement provided that MLTV pay the Company $3,133,000 to develop new photonic technologies with applications in the medical field. MLTV would own all the technology rights to the products developed under the terms of the agreement. The agreement provided for the development of four products ("MLTV Products") and the fourth product was completed to a prototype stage during fiscal 1996.

  In March of 1990, upon the sale of the first MLTV Product, the Company entered into a partnership and joint venture agreement with MLTV to market all of the MLTV Products.

  On December 8, 1995, the Company entered into an agreement with MLTV whereby the Company issued 1,000,000 shares of common stock (333,333 on a post split basis--See Note G) to purchase the technology rights and related joint venture interest in the product developed under the Research and Development Agreement between the Company and MLTV. The 1,000,000 shares of common stock is in full settlement of all obligations of the Company related to the technology rights and joint venture interest. The technology rights were valued at $875,000, using the bid price of the Company's shares at $0.875 per share on the day of transaction, which in management's opinion is the most objective measure of the value of the technology rights. As a result of this agreement, the joint venture between the Company and MLTV terminated.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTE C--INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

  Geographical financial information for the periods ended June 30, are as follows:

                                                        1996    1995    1994
                                                       ------  ------  ------
                                                          (IN THOUSANDS)
   Net sales to unaffiliated customers:
    North America..................................... $4,818  $4,119  $3,629
    Europe............................................  2,859   3,049   1,258
    Other International...............................  1,513     624     501
                                                       ------  ------  ------
    Total Net Sales................................... $9,190  $7,792  $5,388
                                                       ======  ======  ======
   Transfers between geographic areas (eliminated in
    consolidation)
    North America..................................... $4,422  $3,060  $1,747
    Europe............................................    227     972     355
    Other International...............................    --      --      --
                                                       ------  ------  ------
    Total Transfers................................... $4,649  $4,032  $2,102
                                                       ======  ======  ======
   Operation income:
    North America..................................... $   94  $  380  $  330
    Europe............................................     82      95     (60)
    Other International...............................    176      47      20
                                                       ------  ------  ------
    Total Operation Income............................ $  363  $  522  $  290
                                                       ======  ======  ======
   Identifiable Assets:
    North America..................................... $7,641  $4,342  $4,783
    Europe............................................  2,020   1,646     385
    Other International...............................    664      59      10
    Elimination....................................... (2,914) (1,225) (2,160)
                                                       ------  ------  ------
    Total Identifiable Assets......................... $7,411  $4,822  $3,018
                                                       ======  ======  ======

  Net sales to unaffiliated customers is based on the location of the selling organization. Transfers between geographic areas are recorded at amounts above costs and on a consistent historical basis. Operation income consists of income before income tax provision and the adding back of interest expense, after determining minority interest. Identifiable assets of geographic areas are those assets used and/or are directly related to the activities of the Company's specific operations in each of the locations, and intercompany assets are eliminated in consolidation.

NOTE D--BANK INDEBTEDNESS

  Bank indebtedness consists of:

                                                             1996       1995
                                                          ---------- ----------
   Indebtedness denominated in Canadian dollars--Bank of
    Montreal............................................. $1,276,328 $  679,733
   Indebtedness denominated in German deutsche marks--
    Stadparkasse Bank....................................    246,069    342,956
                                                          ---------- ----------
                                                          $1,522,397 $1,022,689
                                                          ========== ==========

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  In May 1995, the Company executed an agreement with the Bank of Montreal Innovation and Technology Center (the "Bank") for a $1.5 million Canadian dollars and/or Canadian dollar equivalent (in US dollars $1.1 million), credit facility in the form of a revolving line which is payable on demand. The availability of funds on this facility were subject to margin requirements.

  On March 5, 1996, the Company renewed its credit facility with the Bank of Montreal for $2.0 million Canadian dollars ($1.5 million equivalent in US dollars). The terms and conditions of the facility were the same with the exception of changing the covenants to exclude Total Debt to Tangible Net Worth Ratio, which became an interest rate tierred pricing incentive. Interest was charged at Canadian prime rate plus 2.25%. The purpose of this facility was to provide incremental working capital to the Company.

  On July 26, 1996 the Company secured a new working capital line of credit facility with Silicon Valley Bank of California for $2,000,000 (U.S.) and repaid the Bank of Montreal credit facility in full. This credit facility has a one (1) year term (expiring June 30, 1996) and carries interest rate change of prime rate plus 1.5% (approximately 8.75%). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against incurred or letter of credit backed foreign receivables. There is no clean-up period required during the term. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The outstanding balance of $1.3 million represents the amount used to repay the Bank of Montreal facility. The Company has not borrowed additional amounts on this line at this point.

  Bank indebtedness also includes the outstanding balance of $246,069 US (375,000 DM) drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 500,000 DM, which was established in conjunction with the formation of the German Subsidiary (See Note L). Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points. The weighted average interest rate on short term borrowings outstanding during the year is 9.25% (1995: 9.36%).

NOTE E--LONG TERM DEBT

  Details of long-term debts are as follows:

                                                           1996        1995
                                                        ----------  ----------
   a)  13% Subordinated promissory note payable to a
        shareholder (MLTV), denominated in U.S.
        dollars......................................   $  630,761  $  770,761
   b)  Fixed term loan from the Ontario Development
        Corporation ("ODC"), at 6.75%, denominated in
        Canadian dollars ($415,000 Cdn)..............      304,320     302,411
   c)  Term loan due to a minority shareholder
        denominated in German marks (352,600 DM).....      231,307     289,440
   d)  12% subordinated promissory note payable to
        Covington Capital Corporation, denominated in
        Canadian dollars ($1,500,000 CDN)............    1,099,950         --
   e)  Capital lease obligations denominated in
        Canadian dollars (85,145 CDN), (Note I)......       62,437      21,715
   f)  Others........................................          --       44,755
                                                        ----------  ----------
       Total.........................................    2,328,775   1,429,082
       Less: current portion long term debt..........     (380,781)   (275,407)
       Less: current portion capital lease
        obligation...................................      ( 9,624)   ( 21,715)
                                                        ----------  ----------
       Long-term debt................................   $1,938,370  $1,131,960
                                                        ==========  ==========

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  In connection with the Company's research and development efforts, MLTV had previously provided the Company with subordinated debt of $770,761, which was used to fund the continuing development of the MLTV products (see note B).

  On September 20, 1995, the Company entered into an agreement with MLTV. Under this agreement, the Company was to repay the existing $770,761 subordinated debt, without interest charged or accruing over a two year period, commencing October 1995. The repayment is in the amount of $20,000 per month, with the remaining balance to be paid in full at the end of this term. As of June 30, 1996, the Company has repaid $140,000 and reduced the balance outstanding to $630,761. MLTV agreed to defer payments for a four month period from June 1996 through September 1996 in consideration of the Company's sales and marketing plans. The Company will pay interest on the deferred amounts at a rate of 12% per annum during the four month period. Interest paid during fiscal 1996 was $200. The Company granted a security interest in all of the Company's right, title and interest in all amounts and proceeds. This collateral is subordinated to the bank debt.

  On February 3, 1994 the Company received from ODC an "offer of loan" for a $500,000 Canadian dollar fixed term loan at an interest rate of 6.75% for a term of 4.5 years. This term loan was originally part of a ODC credit facility of $900,000 Canadian dollars under the Export Loan Program. The loan was based on specific advance requests for equipment, inventory, and training expenditures to finance the relocation of production operations from the New Jersey plant to the London, Ontario, Canadian plant.

  Payment of principal was originally scheduled to start on the earlier of full disbursement or August 15, 1995. Since the full disbursement had not occurred by June 30, 1995, the Company was granted an extension by ODC until June 30, 1996. Principal payments began on July 15, 1996 for an amended period of 40 months at a rate of $11,597 Canadian dollars ($8,500 US) per month which includes principal plus interest. Interest has been charged on a monthly basis at a stated rate of 6.75% effective since July 1994. Interest paid during fiscal 1996 was $19,000 and the principal balance at June 30, 1996 was $415,000 Canadian dollars ($304,000 US). The Company provided a security interest in all chattel owned and acquired under this loan program. ODC waived a floating charge on all assets in subordination to the bank debt.

  Long term debt also includes a four (4) year term loan of US$ 291,000 (400,000 DM) by a private individual, former shareholder of German Subsidiary and current minority shareholder of the Company. The loan was made to the subsidiary on October 1, 1994 and with a repayment of principal and interest to start at the end of April 1995. Interest was at a base rate of 5.25% plus the prevailing German bank discount rate. Related party interest expense incurred on this loan in 1996 amounts to $22,000 (34,000 DM). A portion of this outstanding amount ((US$ 59,000) has been classified as a current liability and represents an estimated twelve payments of principal. There were principal payments of $58,000 during 1996 leaving a balance of $231,000 at June 30, 1996. The lender did not require a security interest or collateral.

  On October 31, 1995, the Company completed a $1,500,000 Canadian dollar ($1.1 million US$) financing in the form of subordinated debt with C.I. C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five (5) years and an interest rate of 12% per year, compounded monthly with interest payments only in the first twelve (12) months. Principal payments of $6,250 Canadian dollars will begin November 1996 through September 2000. This agreement includes a first option for 250,000 shares of common stock at $1.25 per share for a term of five (5) years, and a second option of 400,000 shares of common stock at $2.50 per share until October 1996 and then at $3.25 per share until October 1997. The number of shares disclosed does not give effect to the Reverse Split (Note G). Interest payments during fiscal 1996 amounted to $119,000 Canadian dollars ($86,000 US). As of June 30, 1996, $37,000 has been classified as short term debt and $1,063,000 as long term debt. The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  The Company entered into an agreement with New Court Credit Corporation in March 1996 to finance a purchase of a CNC milling machine for the Canadian plant machine shop. The term loan amount was for $90,000 Canadian dollars ($66,000 US) for a period of 5.5 years and at an interest rate of 10.4% Payment on principal through June 30, 1996 was $5,000 Canadian ($4,000 US). Interest payments for fiscal 1996 were $2,000 Canadian dollars. The balance of debt at June 30, 1996 was $85,000 Canadian dollars ($62,000 US) with $10,000 classified as the current portion of the long term debt.

  Details of estimated long-term debt repayment schedule are as follows:

       1997.......................................................... $  390,405
       1998..........................................................    680,000
       1999..........................................................    219,400
       2000..........................................................    122,000
       2001..........................................................     69,000
       Thereafter.................................................... $  847,970
                                                                      ----------
                                                                      $2,328,775
                                                                      ----------

NOTE F--INCOME TAXES

  At June 30, 1996 the Company has net operating loss carryforwards of approximately $3,100,000 and $490,000 for U.S. federal and Canadian tax reporting purposes, respectively, which expire in varying amounts through 2011 and 1999, respectively. In addition, the Company has approximately $161,000 of net operating loss carryforwards for German tax reporting purposes and these loss carryforwards do not have an expiration date. The Company also has a June 30, 1996, unused tax credits of approximately $116,000 and $71,000 for U.S. federal and Canadian tax reporting, respectively, which expire in varying amounts through 2003 and 1999, respectively, to offset future income taxes. the tax credits primarily relate to research and development. As a result of certain transactions involving issuance of the Company's common stock and options to purchase stock, an "ownership" change occurred in 1988 under
Section 382 of the Internal Revenue Code of 1986. Consequently, future utilization of the Company's U.S. net operating loss carry forwards and tax credit carryforwards attributable to periods before the ownership change will restrict the utilization of the loss carryforwards and tax credit carryforwards in a particular year.

  The provision (benefit for income taxes consists of the following:

                                                                1996     1995
                                                              --------  -------
   Current................................................... $    --   $   --
   Deferred.................................................. $    --    86,000
   Tax benefit of net operating loss carryforward............  (63,000)     --
                                                              --------  -------
   Total Tax expense (benefit)............................... $(63,000) $86,000
                                                              --------  -------

  All tax provisions (benefits) relate to the Company's international operations. No provision has been made for the Company's domestic operations.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 are as follows:

                                               U.S. OPERATIONS
                                             ---------------------
                                                           NON-
                                              CURRENT    CURRENT      TOTAL
                                             ---------  ----------  ----------
   DEFERRED TAX ASSETS
   Accruals/Reserves........................ $  76,988              $   76,988
   Deferred Income..........................    16,917                  16,917
   NOL carryforward.........................            $1,054,303   1,054,303
   Tax credits..............................               116,763     116,763
   Other....................................    18,058       4,503      22,561
                                             ---------  ----------  ----------
   Gross Deferred Tax Asset................. $ 111,963  $1,175,568  $1,287,531
   DEFERRED TAX LIABILITIES
   Capitalized software.....................              (177,229)   (177,229)
   Other....................................         0     (10,308)    (10,308)
                                             ---------  ----------  ----------
   Gross Deferred Tax Liability.............         0  $ (187,537) $ (187,537)
                                             ---------  ----------  ----------
   Net Deferred Tax Asset................... $ 111,963  $  988,031  $1,099,994
   Valuation allowance for deferred tax as-
    sets....................................  (111,963)   (988,031) (1,099,994)
                                             ---------  ----------  ----------
   Net Deferred Taxes....................... $       0  $        0  $        0
                                             ---------  ----------  ----------

  Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 are as follows--Continued:

                                                 CANADIAN OPERATIONS
                                                 -------------------
                                                 CURRENT NON-CURRENT   TOTAL
                                                 ------- ----------- ---------
   DEFERRED TAX ASSETS
   NOL carryforward.............................          $ 182,200  $ 182,200
   Tax credits..................................   $ 0       71,050     71,050
                                                   ---    ---------  ---------
   Net Deferred Tax Assets......................   $ 0    $ 253,250  $ 253,250
   Valuation allowance for deferred tax assets..     0    $ (99,798) $ (99,798)
                                                   ---    ---------  ---------
   Net Deferred Taxes...........................   $ 0    $ 153,452  $ 153,452
                                                   ---    ---------  ---------
                                                  GERMAN OPERATIONS
                                                 -------------------
                                                 CURRENT NON-CURRENT   TOTAL
                                                 ------- ----------- ---------
   DEFERRED TAX ASSETS
   NOL Carryforward.............................   $ 0    $  80,711  $  80,711
   DEFERRED TAX LIABILITY
   Goodwill related to start-up of the German
    subsidiary..................................   $ 0    $(257,163) $(257,163)
                                                   ---    ---------  ---------
   Net Deferred Tax Liability...................   $ 0    $(176,452) $(176,452)
                                                   ---    ---------  ---------

  The change in valuation allowance for the deferred tax asset is a decrease of $123,083, $10,326, and $57,880 for 1996, 1995, and 1994, respectively.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  U.S. and foreign income (loss) from operations before income taxes and minority interest includes the following:

                                                    1996     1995       1994
                                                   ------- ---------  ---------
   U.S............................................ $13,176 $(204,284) $(103,642)
   Foreign........................................  69,327   689,977    305,695
                                                   ------- ---------  ---------
                                                   $82,503 $ 485,693  $ 202,053
                                                   ======= =========  =========

  The U.S. statutory rate of 34% can be reconciled to the effective tax rate as follows:

                                                       LIABILITY METHOD
                                                 ------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  --------
   Pre-tax income (loss).......................  $  82,503  $ 485,693  $202,053
                                                 =========  =========  ========
   Provision for taxes at statutory rate.......     28,051    165,136
   Canadian net operating loss carryforward....    (23,164)  (150,204)
   Canadian corporate minimum and capital tax-
    es.........................................      8,138
   Canadian research tax credit................        --     (71,050)      --
   Goodwill related to start-up of German oper-
    ations.....................................    (33,137)   290,300
   German net operating loss carryforward......        --    (204,300)      --
   Non-deductible meals and entertainment ex-
    pense......................................     10,100     10,000     5,000
   Change in beginning of year valuation allow-
    ance.......................................   (123,083)   (10,326)  (57,880)
   Foreign tax rates in excess of U.S. Statu-
    tory rate..................................     45,168     24,342
   Other.......................................     24,927     32,102   (15,818)
                                                 ---------  ---------  --------
   Provision (benefit) for income taxes........  $ (63,000) $  86,000  $      0
                                                 =========  =========  ========

  The Company paid no corporate income taxes in 1996, 1995 or 1994. The Company's subsidiary, Photon Technology International (Canada) Inc., paid income taxes of $27,761 in 1996 related to Canadian corporation minimum tax and capital tax in accordance with the tax regulation for the Province of Ontario, Canada.

NOTE G--STOCK AND STOCK OPTIONS

  On June 21, 1996, prior to the Company's fiscal year end, the Company amended its Restated and Amended Certificate of Incorporation to reflect a reverse stock split whereby one (1) share of common stock was exchanged for three (3) shares of common stock. This Reverse Split will impact all authorized common stock and stock options including treasury shares, employee and non-employee stock options. The weighted average shares outstanding are computed on a Reverse Split and fully diluted basis.

  The Company adopted a Stock Option Plan ("Plan") in 1987 to provide incentive and non-qualified common stock options for officers, key employees and directors of the Company. The amount of authorized shares in the option pool is 233,333 at June 30, 1996, (700,000 shares in 1995 on a pre-Reverse Split basis).

  During the year, the Company granted 35,110 options (105,329 on a pre-Reverse Split basis), of this amount 25,110 stock options were issued to executive officers and 10,000 stock options to directors. There were no options exercised or canceled in fiscal 1996.

  Of the 233,333 authorized shares in the option pool, 207,000 options or 89% have been granted and are outstanding as of June 30, 1996, of which all 207,000 are vested and exercisable, 83,333 or 40% are non-qualified options and 123,667 or 60% are incentive stock options. The exercise price of the common stock

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

options range from $2.63 per share to $4.50 per share, and on a weighted average basis approximately $3.63 per share. The granted and outstanding options have expiration dates, for varying amounts, ranging from 1998 to 2006.

NOTE H--TREASURY STOCK

  On June 18, 1993, the Company issued 28,769 shares of treasury stock to two executives in settlement of accrued vacation not taken to that date. The treasury stock shares were issued at a fair market value of $36,000 or $1.25 per share.

  In October 1994, the Company issued 8,000 shares of treasury stock to all three executives in lieu of paying an earned 1994 cash bonus. The stock was issued at a fair market value of $30,000 or $1.25 per share.

  On March 20, 1995 the Company issued a total of 6,396 shares of treasury stock in lieu of entitled vacation pay to two key Canadian employees. The stock was issued at a fair market value of $1.00 per share.

  On July 5, 1995, the Company acquired the remaining 49% ownership of German Subsidiary from its minority shareholders. The Company issued 150,000 common shares from treasury stock, at a fair market value of $1 per share. As a result of this transaction, German Subsidiary became a wholly-owned subsidiary of the Company. The transaction is accounted for as a business combination (step-by-step acquisition) using the purchase method of accounting.

  As a result of acquiring the remaining 49% ownership of German Subsidiary for treasury stock, the number of shares in treasury stock decreased from 315,872 shares to 165,872 as of July 5, 1995. The number of shares in treasury on a pre-Reverse Split basis remained at 165,872 at June 30, 1996. On a Reverse Split Basis there are 55,291 shares of common stock in treasury at June 30, 1996.

NOTE I--LEASES AND COMMITMENTS

  On November 20, 1989, the Company entered into a sale/leaseback agreement with a leasing company. The Company sold certain demonstration inventory used by the sales and marketing departments for $299,950 resulting in a $176,750 gain, which has been recognized over the lease term using the effective interest rate method. The balance of the gain in the amount of $3,000 was recognized in fiscal 1995. Under the terms of the agreement, the Company had agreed to lease back the equipment under a noncancelable five year term.

  At the end of the lease term in December 1994, the Company had the option to purchase the equipment at fair market value or extend the lease for a one-year period. The Company negotiated a renewed lease for $35,000 to be paid over eighteen (18) months at an interest rate of 10.25%. Payments under the original capital lease obligation had an effective interest rate of 11.8 percent. The renewed capital lease contains a bargain purchase option and on June 11, 1996, the Company exercised this bargain purchase option and purchased the equipment for one (1) dollar.

  The Company entered into an agreement with New Court Credit Corporation in March 1996 to finance a purchase of CNC milling machine for the Canadian plant machine shop. The term loan amount was for $90,000 Canadian dollars ($66,000
US) for a period of 5.5 years and at an interest rate of 10.4%. This agreement includes a purchase option for $9,000 Canadian dollars at the end of the fifth year. Payment on principal through June 30, 1996 was $5,000 Canadian ($4,000
US). Interest payments for fiscal 1996 were $2,000 Canadian dollars.
The balance of debt at June 30, 1996 was $85,000 Canadian dollars ($62,000 US) with $10,000 classified as the current portion of the long term debt.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  Future minimum annual rental commitments under the capital lease and non-cancelable operating leases at June 30, 1996 are as follows:

                                                               CAPITAL OPERATING
                                                                LEASE   LEASES
                                                               ------- ---------
   1997....................................................... $15,667 $167,943
   1998.......................................................  15,667  119,798
   1999.......................................................  15,667   81,955
   2000.......................................................  15,667   52,920
   2001 and thereafter........................................  18,289   46,620
                                                               ------- --------
   Total minimum lease payments............................... $80,957 $469,236
                                                                       --------
   Less interest..............................................  18,520
                                                               -------
   Present value of net minimum lease payments................ $62,437
                                                               -------

  Equipment under capital lease and accumulated amortization amounted to $100,465 and $22,280, respectively, in 1996 and $34,400 and $9,342, respectively, in 1995. Rental expense for operating leases was $278,780, $207,609, and $199,895 for 1996, 1995 and 1994, respectively.

NOTE J--OTHER ASSETS

  Other assets include the following as of June 30:

                                                                1996      1995
                                                             ---------- --------
   Goodwill, net of accumulated amortization of $258,956
    (1995: $105,825) (see Note L)..........................  $  541,870 $580,580
   Capitalized software development costs, net of accumu-
    lated amortization of $136,257 (1995: $49,386).........     547,844  384,965
   Patents, net of write down of $30,140 (1995: $30,140)...      19,098   17,953
   Purchase of technology rights and related joint venture
    interest (see Note B), net of accumulated amortization
    of $43,750 (1995: $0)..................................     831,250      --
   Deferred financing costs net of accumulated amortization
    of $19,215 (1995: $0)..................................     117,178      --
                                                             ---------- --------
                                                             $2,057,240 $983,498
                                                             ========== ========

  The Company capitalized approximately $250,000 of software development costs during fiscal 1996 ($255,000 in 1995). Amortization of capitalized software development costs were $87,000 for 1996, $49,000 for 1995, and $3,800 for 1994. These costs have been recorded in Cost of Products Sold.

  Financing costs primarily related to the Covington Capital and MLTV financing agreements have been capitalized and will be amortized over the term of the agreements (See Note E).

NOTE K--ACCRUED LIABILITIES

  Accrued liabilities include the following:

                                                                1996     1995
                                                              -------- --------
   Employee compensation and other employee benefits......... $117,308 $116,239
   Warranty and installation.................................   47,781   25,570
   Other.....................................................    6,266  106,139
                                                              -------- --------
                                                              $171,355 $247,948
                                                              ======== ========

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTE L--GERMAN SUBSIDIARY

  On September 30, 1994, the Company established a new subsidiary (Photo Med
GmbH) in Hamburg, Germany. The Company owned 51% of the subsidiary at that time, and three individual investors owned the remaining 49%. Subsequent to the formation, the German Subsidiary entered into an agreement with the Stadtparkasse Bank of Wedel, Germany. Under this agreement, the German Subsidiary acquired certain inventory and fixed assets through the bank from the Company's German distributor. In addition, the German Subsidiary agreed to assume certain outstanding liabilities of the previous German distributor, including outstanding payables to various vendors, unpaid compensation and social costs of certain employees.

  This series of transactions was accounted for as a business combination using the purchase method of accounting. Accordingly, the acquired assets and liabilities were recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the net liabilities acquired has been capitalized as goodwill, and will be amortized on a straight-line basis over a five year period. The unamortized balance of goodwill is included in "other assets".

  The purchase price of the 51% ownership, which comprised the assumption of liabilities, was allocated as follows:

   Inventory......................................................... $ 216,000
   Fixed assets......................................................    67,500
   Goodwill..........................................................   686,400
   Deferred tax assets...............................................   343,200
   Deferred tax liability............................................  (343,200)
                                                                      ---------
   Total.............................................................   969,900
   Less: liabilities assumed:
    Bank indebtedness................................................  (499,700)
    Trade payable....................................................  (470,200)
                                                                      ---------
                                                                      $       0
                                                                      ---------

  The operating results in fiscal 1995 of the German Subsidiary, subsequent to September 30, 1994, were included in the Company's result of operations. The minority interest's 49% share of the German Subsidiary's income was excluded from the determination of net income of the Company in 1995.

  In fiscal 1996, the Company assumed an additional $43,000 of liabilities with respect to the 51% acquisition of the German Subsidiary. This amount was added to the goodwill balance.

  On July 5, 1995 of this fiscal year, the Company acquired the remaining 49% ownership of the German Subsidiary from its minority shareholders. The Company issued 150,000 common shares from treasury stock, at a value of $1 per share. As a result of this transaction, the German Subsidiary became a wholly-owned subsidiary of the Company. The transaction is accounted for as a business combination (step-by-step acquisition) using the purchase method of accounting.

  The purchase price for the remaining 49% ownership was allocated as follows:

   Goodwill on acquisition............................................ $ 72,000
   Net assets acquired from minority interest.........................   78,000
                                                                       --------
                                                                       $150,000
                                                                       --------

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  The operating results of German Subsidiary for fiscal 1996 were fully included as a wholly-owned subsidiary.

NOTE M--RECENT ACCOUNTING PRONOUNCEMENTS

  The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed Of" and No. 123 "Accounting for Stock-Based Compensation". SFAS 107, 119, 121 and 123 are effective for the Company's June 30, 1997 year end.

  In addition, in fiscal 1996, the Company assessed the carrying value of its significant intangible assets by estimating the expected future cash flows related to such assets and comparing their cash flows to respective carrying values, as required by SFAS 121. The Company has not determined the impact of adopting SFAS 123.

NOTE N--COMPARATIVE AMOUNTS

  Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE O--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following table presents the carrying amounts and estimated fair market values of the Company's financial instruments at June 30, 1996:

                                                                     1996 ($000)
                                                                     -----------
                                                                     BOOK  FAIR
                                                                     VALUE VALUE
                                                                     ----- -----
   Financial Assets:
    Cash and cash equivalents.......................................   279   279
    Trade accounts receivable....................................... 2,224 2,224
    Receivables from employees......................................    20    20
   Financial Liabilities:
    Accounts payable................................................   984   984
    Bank indebtedness............................................... 1,522 1,522
    Accrued liabilities.............................................   171   171
    Capital lease obligations.......................................     7     7
    Long Term Debt: (Note E)
     Subordinated debt--Covington Capital........................... 1,100   995
     Subordinated debt--MLTV........................................   631   563
     Other term debt................................................   598   550

  The carrying amounts of cash and cash equivalents, accounts receivable, receivable from employees, bank indebtedness, accounts payable and accrued liabilities, capital lease obligations and certain long term debt are considered to be representative of their respective fair values.

  The fair value of the Company's long-term debt with MLTV, which is non-interest bearing, is estimated by discounting expected cash flows at the Company's incremental borrowing rate of 13% for debt of the same remaining maturities.

                     PHOTON TECHNOLOGY INTERNATIONAL, INC.

  The Company is exposed to credit losses in the event of non-performance by the counter-parties to its financial assets, however, the Company does not anticipate non-performance of such parties. There is no off-balance sheet credit risk of accounting loss.

  Concentrations of credit risk could arise since a number of the Company's customers are government agencies or academic institutions worldwide. However, the Company does not foresee a credit risk associated with its receivables primarily due to the fact that these customers are funded prior to the purchase of products and overall the Company historically has had no material bad debts. The allowance for doubtful accounts is adequate to provide for normal credit losses.

NOTE P--SIGNIFICANT RISKS AND UNCERTAINTIES

  The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods ended June 30.

  Management does not anticipate a significant change in the estimates that may affect the carrying amount of assets or liabilities or the disclosure of loss contingencies in the near term.

  The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary-market served are medical life sciences, physical sciences, environmental and industrial. The Company markets its products worldwide. Markets of particular concentration include North America, Europe, South America and the Pacific Rim. The Company's products are primarily used in research, diagnostics testing, monitoring or process/quality control. The Company's customer base includes universities, pharmaceutical companies, hospitals, biotechnology companies and industrial companies. The Company has been in business and serving these markets with products since 1983 and have established a solid customer base which provide repeat and/or referral business. The products are proprietary and patented. The products are very competitive and accepted due to the technical properties of fluorescence such as sensitivity, which allows detection of very small-subcellular amounts of substance with accuracy, non-invasive and non-radioactive characteristic for safety, speed in monitoring changes, visualization of images to monitor changes and relatively low cost. Although there are competing technologies and competition in existing markets for fluorescence technology, the Company does not appear to be materially impacted or limited by this competition.

  With a solid customer base, a proven technology, markets which are growing, a demonstrated need for the Company's products, and the ability to reduce product costs, the Company does not feel there is a significant risk to future sales growth. The Company intends to continue to invest in research and development for new products and new product accessories. The Company intends to continue to seek financing opportunities to meet these goals. However, there can be no assurances that the Company will obtain the financing opportunities and have the financial resources to support development effort, sales and marketing of products and the proper internal management structure worldwide.

               SCHEDULE II--VALUATION AND QUALIFICATION ACCOUNTS

                                             CHARGED TO
                                 BEGINNING   COSTS AND                ENDING
DESCRIPTION                       BALANCE     EXPENSES  (DECREASE)    BALANCE
- -----------                    ------------- ---------- ---------  -------------
                               JUNE 30, 1993                       JUNE 30, 1994
                               -------------                       -------------
1.  Allowance for Doubtful Ac-
    counts....................       18,498         970   (15,498)        3,970
2.  Allowance for Inventory...       68,696       1,365       --         70,061
3.  Valuation Allowance--De-
    ferred Income Taxes.......    1,391,081     (57,880)      --      1,333,201

                               JUNE 30, 1994                       JUNE 30, 1995
                               -------------                       -------------
1.  Allowance for Doubtful Ac-
    counts....................        3,970         --       (402)        3,568
2.  Allowance for Inventory...       70,061      15,146       --         85,207
3.  Valuation Allowance--De-
    ferred Income Taxes.......    1,333,201     (10,326)      --      1,322,875

                               JUNE 30, 1995                       JUNE 30, 1996
                               -------------                       -------------
1.  Allowance for Doubtful Ac-
    counts....................        3,568         --       (268)        3,280
2.  Allowance for Inventory...       85,207      30,000       --        115,207
3.  Valuation Allowance--De-
    ferred Income Taxes.......    1,322,875    (123,083)      --      1,199,792

                                 EXHIBIT INDEX


                                                                          Sequentially
Exhibit                                                                     Numbered
Number                        Description                                      Page
- ------                        -----------                                 ------------
3 (a)              Restated and Amended Certificate of Incorporation
                   of the Company

3 (b) Restated and Amended Bylaws of the Company, incorporated by reference to the Company's
                   Registration Statement on Form S-18 (Registration
                   No. 33-10943-NY).

4 (a) (1)          Common Stock Purchase Warrant related to MLTV
                   purchase of warrants for 475,000 shares incorporated
                   by reference from the Company's Annual Report on
                   Form 10-K for year ended June 30, 1988.

4 (a) (2)          Agreement to advance balance of research and
                   development funding for consideration by the
                   Company to drop the price on the warrants from
                   $4.50 per share to $3.50 per share. Incorporated by
                   reference from the Company's Form 10-Q for
                   quarter ended December 31, 1989.

4 (a) (3)          Note and warrant purchase agreement with MLTV.
                   MLTV issued $500,000 in the form of a
                   subordinated promissory note for consideration by
                   the Company to drop the warrant price from $3.50
                   to $2.00 per share.  Incorporated by reference from
                   the Company's Form 10-K for the year ended June
                   30, 1991.

4 (a) (4)          MLTV letter dated September 9, 1994 extending its
                   subordinated promissory note until October 1, 1995 under
                   specified conditions. Incorporated by reference from the
                   Company's quarterly report on Form 10-Q for the quarter ended
                   September 30, 1995.

4 (b)              Stock Option Plan as amended and restated
                   December 10, 1987 incorporated by reference from the Company's by Annual Report on Form 10-K for the year ended June 30, 1988.


                                                                          Sequentially
Exhibit                                                                     Numbered
Number                        Description                                      Page
- ------                        -----------                                 ------------
4 (c)              Form of Incentive Stock Option, incorporated by
                   reference from the Company's Annual Report on
                   Form 10-K for year ended June 30, 1989.

Exhibit 4 (d)      Form of Non-Qualified Option, incorporated by
                   reference from the Company's Annual Report on
                   Form 10-K for year ended June 30, 1989.

10 (a) (1)         Employment Agreement between Charles G.
                   Marianik and the Company dated June 30, 1990,
                   incorporated by reference from the Company's
                   Annual Report on Form 10-K for year ended
                   June 30, 1990.

10 (d) Exclusive Licensing Agreement for Deltascan(TM) software program, incorporated by reference to the Company's Registration Statement on Form S-18
                   (Registration No. 33-10943-NY).

10 (e) (1)         Renewal $500,000 revolving note with Midlantic
                   National Bank.  Incorporated by reference from the
                   Company's Form 10-Q for quarter ended March 31,
                   1990.

10 (e) (2)         Second Amendment to Amended and Restated Credit and Security
                   Agreement dated May 18, 1994, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
                   June 30, 1994.

10 (f) Stockholders' Agreement, incorporated by reference to the Company's Registration Statement on Form S-
                   18 (Registration No. 33-10943-NY).

10 (g) Lease of premises in South Brunswick, New Jersey, incorporated by reference to the Company's
                   Registration Statement on Form S-18 (Registration
                   No. 33-10943-NY).

10 (h)             Master Agreement between the Company and
                   MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1988.


                                                                          Sequentially
Exhibit                                                                     Numbered
Number                        Description                                      Page
- ------                        -----------                                 ------------
10 (i)             Technology Agreement between the Company and
                   MLTV, incorporated by reference from the
                   Company's Annual Report on Form 10-K for the
                   year ended June 30, 1988.

10 (j)             Development Agreement between the Company and
                   MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

10 (k) Joint Venture and Purchase Option Agreement between the Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

10 (l)             Executed Joint Venture Agreement between the
                   Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

10 (m) Warrant Purchase Agreement between the Company and MLTV, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

10 (p)             Sale/Leaseback Agreement with Equitable Lomas.
                   Incorporated by reference from Form 10-Q for quarter ended December 31, 1989.

10 (q) (1)         Ontario Development Corporation offer of loan
                   (900,000 Canadian Dollars).  Incorporated by
                   reference from the Company's Form 10-Q for
                   quarter ended March 31, 1990.

10 (q) (2)         Ontario Development Corporation Notice of Change
                   #2 to Export Support Loan Program.  Incorporated
                   by reference from the Company's Form 10-Q for the
                   quarter ended September 30, 1992.

10 (q) (3)         First Amendment to Intercreditor Agreement dated May 18,
                   1994, incorporated by reference to the Company's Annual
                   Report on Form 10-K for the year ended June 30, 1994.


                                                                          Sequentially
Exhibit                                                                     Numbered
Number                        Description                                      Page
- ------                        -----------                                 ------------
10(q) (4)          Ontario Development Corporation Loan Agreement,
                   March 16, 1994, incorporated by reference to the
                   Company's quarterly report on Form 10-Q for the
                   quarter ended March 31, 1994.

10(v) Stock Purchase Agreement, September 25, 1990, between the Company Purchasers identified therein.
                   Incorporated by reference from the Company's Form
                   10-Q for the quarter ended September 30, 1990.

10(w) Purchase Agreement dated as of December 8, 1995, by and between Photon Technology International, Inc. and MLTV with all exhibits, incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 1995.

10(x) Debenture Agreement dated October 31, 1995, by and between Photon Technology International, Inc.
                   and CI. CPA. Business Venture Fund, Inc., incorporated by reference from the Company's
                   Form 10-Q for the quarter ended December 31, 1995.

Exhibit 10(y) Option Agreement dated October 31, 1995, by and between Photon Technology International, Inc. and
                   C.I. CPA. Business Venture Fund, Inc., incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 1995.

10(z) Loan and Security Agreement dated June 26, 1996, by and between Silicon Valley Bank and Photon
                   Technology International, Inc., with Exhibits.

21 Subsidiaries, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

99 (a) 401(K) Plan, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1989.

99 (b)             Notarial Record No. 1040/1991R CB/9414 from the


                                                                          Sequentially
Exhibit                                                                     Numbered
Number                        Description                                      Page
- ------                        -----------                                 ------------
                   transfer of 27% of the German Distributor to Photon
                   Technology International, Inc. on July 11, 1991
                   incorporated by reference from the Company's
                   Annual Report on Form 10-K for the year ended
                   June 30, 1991.

27                 Financial Data Schedule