Form 10-Q
period 1996-09-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1996-11-12
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30 1996, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to  __________________


                       Commission File Number: 33-10943-NY


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

       NEW JERSEY                                       22-2494774
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1 Deerpark Drive, Suite F, Monmouth Junction, NJ                     08852
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

Yes [ X ]        No [   ]

The number of shares of the registrants Common Stock, without par value, outstanding as of September 30, 1996 was 1,157,786.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of September 30, 1996 and June 30, 1996

              Consolidated Statements of Operations for the three months ended September 30, 1996 and 1995

              Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995

              Notes to Consolidated Financial Statements
              September 30, 1996

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                      September 30      June 30
                                                         1996             1996
                                                         ----             ----
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents .......................   $   496,726    $   279,041
 Trade accounts receivable, less allowances
  of $3,280 in Sept. 1996 ($3,280 in June 1996) ..     1,511,472      2,224,355
 Inventory
   Finished goods ................................       578,859        788,139
   Work in process ...............................       638,488        534,750
   Raw materials .................................       681,248        570,450
                                                     -----------    -----------
                                                       1,898,595      1,893,339

 Receivables from employees ......................        38,868         20,005
 Prepaid expenses and other current assets .......       397,522        243,957
                                                     -----------    -----------
                    TOTAL CURRENT ASSETS .........     4,343,183      4,660,697

PROPERTY AND EQUIPMENT
 Furniture and fixtures ..........................       143,755        143,663
 Machinery and equipment .........................     1,817,507      1,810,678
                                                     -----------    -----------
                                                       1,961,262      1,954,341
 Accumulated depreciation ........................    (1,452,773)    (1,415,221)
                                                     -----------    -----------
                                                         508,489        539,120

DEFERRED INCOME TAX ASSET ........................       153,452        153,452

OTHER ASSETS .....................................     2,025,684      2,057,240
                                                     -----------    -----------
                                                     $ 7,030,808    $ 7,410,509
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1996 has been derived from audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                   September 30         June 30
                                                       1996               1996
                                                       ----               ----
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness ..........................     $ 1,500,081      $ 1,522,397
  Accounts payable ...........................         921,140          984,159
  Deferred income ............................           8,643           49,755
  Accrued expenses ...........................          93,624          171,355
  Captial lease obligation ...................           9,636            9,624
  Current portion of long term debt ..........         361,011          380,781
                                                   -----------      -----------
               TOTAL CURRENT LIABILITIES .....       2,894,135        3,118,071

DEFERRED INCOME TAX LIABILITY ................         172,270          176,452
LONG TERM DEBT ...............................       1,930,618        1,938,370

SHAREHOLDERS' EQUITY
Paid in capital ..............................       6,279,118        6,279,118
  Accumulated deficit ........................      (3,709,363)      (3,710,312)
  Treasury stock, at cost ....................         (56,433)         (56,433)
  Cumulative foreign currency
    translation adjustment ...................        (479,537)        (334,757)
                                                   -----------      -----------

               TOTAL SHAREHOLDERS' EQUITY ....       2,033,785        2,177,616
                                                   -----------      -----------
                                                   $ 7,030,808      $ 7,410,509
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended
                                                           September 30
                                                   ----------------------------
                                                      1996              1995
                                                      ----              ----
                                                   (Unaudited)
REVENUES
  Net sales ..................................     $ 1,901,692      $ 1,948,693
  Other income ...............................          11,045           26,891
                                                   -----------      -----------
                                                     1,912,737        1,975,584

COSTS AND EXPENSES
  Cost of products sold ......................         774,012          807,100
  Selling, general and administrative ........         726,235          761,063
  Research and development ...................         249,360          216,718
  Interest ...................................          81,450           40,000
  Depreciation and amortization ..............          37,140           43,925
  Goodwill amortization ......................          46,377           40,462
  Foreign exchange (gain) loss ...............           1,394           (5,313)
                                                   -----------      -----------
                                                     1,915,968        1,903,955

Income before income taxes ...................          (3,231)          71,629

Deferred income tax credit ...................          (4,182)         (12,139)
                                                   -----------      -----------

Net income ...................................     $       951      $    83,768
                                                   ===========      ===========

Net income per common share ..................     $       .00      $       .10
                                                   ===========      ===========

Weighted average number of common
 shares outstanding ..........................       1,153,776          820,443
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                Three Months Ended
                                                                   September 30
OPERATING ACTIVITIES:                                           1996         1995
                                                                ----         ----
Net income ..............................................   $     951    $  83,768
Adjustments to reconcile net loss
  to net cash (used in) provided
  by operating activities:
    Depreciation and amortization .......................      37,140       43,925
    Provision for doubtful accounts .....................        --            (25)
    Other amortization ..................................      46,377       55,252
    Deferred income tax benefit .........................      (4,182)     (12,139)
  Changes in assets and liabilities:
    Decrease (increase) in trade accounts receivable ....     712,883      (89,051)
    Increase in inventories .............................      (5,256)     (28,946)
    Increase in prepaid expenses and other current assets    (172,428)     (77,513)
    Decrease in accounts payable
     and accrued expenses ...............................    (140,750)    (122,791)
    (Decrease) increase in deferred income ..............     (41,112)       5,120
    Increase in other assets ............................     (14,399)     (59,825)
                                                            ---------    ---------
Net cash provided by (used in)
    operating activities ................................     419,224     (202,225)

INVESTING ACTIVITIES:
   Minority interest ....................................        --        (59,926)
   Purchase of equipment ................................      (6,921)     (16,523)
   Capitalized software .................................     (64,500)        --
                                                            ---------    ---------
   Net cash used in investing activities ................     (71,421)     (76,449)

FINANCING ACTIVITIES:
  Net proceeds from issuance of stock to purchase
   49% of PhotoMed GmbH .................................        --        132,272
  Increased borrowings on short term
   notes payable ........................................        --        149,457
  Payment on current portion of long term debt ..........     (27,522)     (17,989)
  Payment on notes payable to bank ......................     (22,316)        --
                                                            ---------    ---------
  Net cash provided by financing activities .............     (49,838)     263,740

  Effect of exchange rate changes on cash ...............     (80,280)     (31,298)
                                                            ---------    ---------
(Decrease) Increase in cash and equivalents .............     217,685      (46,232)

CASH AND CASH EQUIVALENTS-BEGINNING .....................     279,041       46,364
                                                            ---------    ---------

CASH AND CASH EQUIVALENTS-ENDING ........................   $ 496,726    $     132
                                                            =========    =========

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1996

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Photon Technology International Inc. (the "Company") is engaged in research, development, manufacturing, sales and marketing of proprietary electro-optical systems which enable customers in health care, environmental science and industrial process control to perform advance analysis utilizing light. The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary markets are medical life sciences, physical sciences, environmental and industrial.

The Company operates in one principal industry segment, the photonics industry. The Company's products are sold on a worldwide basis to universities, research hospitals, pharmaceutical companies, bio-tech companies, federal and state government institutions, environmental companies and commercial business, all of which are primarily engaged in research activities.

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1996.

NOTE B -- PREFERRED AND COMMON STOCK

On June 21, 1996, prior to the Company's fiscal year end, the Company amended its Restated and Amended Certificate of Incorporation to reflect a reverse stock split whereby one (1) share of common stock was exchanged for every three (3) shares of common stock. This Reverse Split impacted all authorized common stock and stock options, including treasury shares, employee and non-employee stock options. The weighted average shares outstanding are computed on a Reverse Split basis on both a current and historical basis. As a result, the earnings per share calculations reflect the impact of the Reverse Split.

Preferred stock, with $3,000 par value, has authorized 167 shares and no shares were issued or are outstanding. Common stock, with no par value, has authorized 3,333,333 shares and issued 1,213,077 shares including 55,291 shares in treasury (Sept. 1996) and 55,291 shares in treasury (June 1996)

NOTE C -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $1,902,000 for the first quarter of fiscal 1997 compares to $1,949,000 for the same period of fiscal 1996; a decrease of $47,000 or 2.4%. This nominal decrease reflected the impact of product orders which were received late in the quarter and have a 45-60 day lead time to produce and ship to customers.

Total revenues of $1,913,000 for this period, which includes net sales and other income, decreased $63,000 or 3.2% over the comparable prior year period. This performance reflects both the sales impact and lower other income. Other income decreased by $16,000 primarily due to a non-recurring insurance rebate for workers' compensation.

Cost of products sold for the first quarter of fiscal 1997 was $774,000 or 40.7% of net sales, which compares to $807,000 or 41.4% of net sales for the same period of fiscal 1996. This decrease of $33,000 or 4.1%, was due both to lower sales and cost reductions in the plant production operations. The lower cost of products sold was reflected in the percentage of net sales which decreased from 41.4% to 40.7% as a result of cost reductions and maintaining production efficiency.

Selling (including marketing expenses), general and administrative expenses of $726,000 or 38.2% of net sales compares to $761,000 or 39.1% of net sales in the prior year's first quarter. This decrease of $35,000 or 4.6% primarily related to volume-sensitive selling expenses and holding discretionary spending on marketing support programs.

Research and development expenses of $249,000 or 13.1% of net sales increased $32,000 or 15.1% in comparison to $217,000 or 11.1% of net sales in the prior year. An additional $65,000 of software development expenses, which represents 3.4% of net sales, was capitalized and represents incremental spending in comparison to the same prior year period. These increased expenses year-to-year are due to additional staffing and level of project activity for new products.

Depreciation and amortization of $37,000 compares to $44,000 in the prior year, a decrease of $7,000 or 15.4%. This decrease was primarily due to the impact of lower amortization on equipment under capital lease on a year-to-year basis, pursuant to the amortization schedule.

Interest expenses of $81,000 increased $41,000 or 103.6% in comparison to the prior year. This primarily relates to interest on short term credit facilities due to a higher level of short term debt and interest on long term debt related to financing activities in the prior year.

Goodwill amortization of $46,000 increased $6,000 or 14.6% in comparison to the same prior year period. This increase represents the full year incremental effect of capitalized start-up expenses associated with formation of the German subsidiary in September 1994 of fiscal 1995.

Foreign exchange loss of $1,000 compares to a gain of $5,000 due to the mix of transactional activity.

A deferred tax credit of $4,000 compared to $12,000 for the same prior year period. The deferred tax credit relates to a timing difference between book and tax income related to the Canadian and German subsidiaries. The credits represent a partial reversal of the liability that was established at year end June 30, 1996.

As a result of the foregoing, the Company reported net income of $1,000 compared to net income of $84,000 in the first quarter of the prior year, on a comparable level of sales. The required sustained level of investment expense in research and development, interest expenses related to level of overall debt, continued expenses related to certification of products in Europe and the recognition of expenses related to prepaid financing were the major impacts on income.

The resulting earnings per share performance based on the weighted average number of common shares each year and stated on a "reverse split" basis, was no earnings per share in comparison to ten cents (.10) per share for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at September 30, 1996 was $1,449,000 compared to $1,543,000 at June 30, 1996; a decrease of $94,000 or 6.1%.

Current assets of $4,343,000 decreased $318,000 or 6.8% from the prior year. This change primarily reflected a decrease of $713,000 or 32.0% in trade receivables which was partially offset by an increase in cash of $218,000 or 78.0% and an increase in other current assets of $172,000 or 65.3% The inventory level of $1.9 million remained the same in comparison to the fiscal 1996 year end. This inventory balance represented 5.3 months of sales in inventory based on anticipated sales volume and remains unchanged in comparison to year end. The change in trade receivables and increase in cash related to strong collection activity on the June 1996 sales of $1.2 million. The trade accounts receivable balance of $1.5 million represents 2.3 months of sales in comparison to 2.8 months of sales at June 30, 1996. The increase in other current assets related to the timing of (a) prepaid employee benefit insurance (b) prepaid property insurance premiums (c) prepaid value added taxes (VAT) and general goods and services taxes (GST) (d) prepaid legal services and (e) prepaid trade show deposits and related marketing costs.

Current liabilities of $2,894,000 decreased $224,000 or 7.2% in comparison to the prior year. This decrease was due to (a) reduction in notes payable to banks of $22,000 of 1.5% based on pay down of the German subsidiary bank line (b) reduction in trade accounts payable of $63,000 or 6.4% based on payment activity
(c) lower deferred income of $41,000 or 82.6% due to revenue recognition on customer orders (d) lower accrued expenses of $78,000 or 45.4% due to reversal of year end accruals in relation to actual expenses incurred and primarily related to agent and sales representative commissions, and (e) a reduction in the current portion of long term debt by $20,000 or 5.2% primarily related to payments on the Ontario Development Corporation term loan pursuant to the payment schedule.

On July 26, 1996 the Company secured a new working capital line of credit facility with Silicon Valley Bank of California for $2,000,000 (U.S.) and repaid the Bank of Montreal credit facility in full. This credit facility has a one (1) year term (expiring June 30, 1997) and carries interest rate charge of prime rate plus 1.5% (approximately 8.75%). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against incurred or letter of credit backed foreign receivables. There is no clean-up period required during the term. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The new line of credit provided $1.3 million to repay the Bank of Montreal facility. The balance outstanding at September 30, 1996 was $1.2 million. The Company is in default on certain bank covenants which are being restructured. The Company has not borrowed additional amounts on this line at this point.

Bank indebtedness also includes the outstanding  balance of $301,000 US (460,000
DM) at September 30, 1996 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 500,000 DM, which was established in conjunction with the formation of the Germany Subsidiary (September 1994). Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

The Company entered into an agreement with New Court Credit Corporation of Toronto, Canada in March 1996 to finance the purchase of a CNC milling machine for the Canadian plant machine shop. The term loan amount was for $90,000
Canadian dollars ($66,000 US). The balance of the debt at June 30, 1996 was $85,000 Canadian dollars ($62,000 US) with $10,000 classified as the current portion of the long term debt. The term of the financing is 5.5 years at an annual interest rate of 10.4%, and a purchase option of $9,000 at the end of the fifth year. The outstanding balance at September 30, 1996 was $82,000 Canadian dollars ($60,000 US).

The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase of the Company of the technology developed under the Joint Venture and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt the Company agreed to pay the principal amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 is due at the end of the two year term. As of June 30, 1996, the Company has paid $140,000 and reduced the total outstanding balance to $631,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default under the terms of the agreement occurs. On the June 21, 1996, MLTV agreed to defer four payments from June 1996 through September 1996. As of September 30, 1996, the outstanding balance remained at $631,000. The deferred amount will be subject to interest in accordance with the agreement. The Company purchased the technology and the joint venture interest by issuing to MTLV 1,000,000 shares of the Company's common stock. The stock is unregistered and restricted. As of December 8, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of .875 per share (prior to reverse split) based on the market bid price. This $875,000 value has been assigned to the technology as an intangible asset under the "other assets" classification and will be amortized over a five (5) year period. As of June 30, 1996, the asset balance was $831,000, net of amortization of $44,000 during the fiscal year. As of September 30, 1996, the asset balance was $809,000, net of amortization of $22,000 in the first quarter. This was a strategic agreement for the Company in that the Company now owned the technology rights and there was no future liability for royalties.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five
(5) years at an interest rate of 12% per annum. Interest payments are payable only in the first twelve (12) months. This Covington Agreement includes a first option to purchase 83,333 shares of the Company's common stock at a purchase price of $3.75 per share for a term of five (5) years and a second option to purchase 133,333 shares of the Company's common stock at purchase price of $7.50 per share until October 1996. After October 31, 1996 the purchase price increased to $9.75 per share and this option expires on October 1, 1997. (The share amounts and price per share are stated on a "reverse split" basis). This debt is classified primarily as long term debt with principal payments of $31,500 due in fiscal 1997 recorded as current debt. The balance outstanding as of June 30, 1996 was $1,100,000 ($1.5 million Canadian dollars). The balance outstanding at September 30, 1996 remained at $1.1 million. Payments of principal will commence on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,500 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds during fiscal 1996 which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and to continue research and development efforts in both hardware and software for new products and product cost reductions. There has been no exercise of options through September 30, 1996.

Long term debt also includes a 400,000 DM loan ($ 291,000 US) by a private individual (who is also an investor in the subsidiary) to the Company's wholly owned Germany subsidiary. The loan was made to the subsidiary on October 1, 1994. The Company began making payments of principal and interest of 10,000 German marks per month at the end of April 1995. Interest accrues from October 1 through the start date of the payments at an interest rate of 5.25% plus the prevailing German bank discount rate. The loan has clauses which would allow both slower and/or faster payments contingent upon the cash flow of the German Subsidiary operations. As of June 30, 1996, the principal amount of 353,000 German marks ($231,000 US) was outstanding. As of September 30, 1996, the principal amount outstanding was 343,000 DM ($225,000 US). A portion of this outstanding amount ($47,000 US) has been classified as a current liability and represents an estimated twelve payments of principal. The balance ($178,000 US) has been reported as long term debt. Payments on a monthly basis are contingent upon cash flow considerations and upon agreement with the individual.

In July 1994, documents were fully executed between the Ontario Development Corporation ("ODC") and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. This loan was a "carve out" from the original ODC credit facility of $900,000 Canadian dollar limit, prior to the full payment of the outstanding balance from the Bank of Montreal credit facility in May 1995. The balance outstanding as of June 30, 1996 on the ODC fixed loan was $415,000 Canadian dollars ($304,000 US) based on specific advance requests approved through this date. Payment of principal was scheduled to start August 15, 1995 (of fiscal 1996) in that full disbursement had not occurred by June 30, 1995. The Company had been granted an extension by ODC until June 30, 1996 with principal payments in the amount of $11,597 Canadian dollars ($8,500 US) having started on July 15, 1996. The outstanding balance at September 30, 1996 was $387,000 Canadian dollars ($284,000 US). The term of repayment is forty (40) months and includes an interest rate of 6.75%. Interest has been charged on a monthly basis since the first disbursements made on July 1994. The Company may not draw additional funds on the facility for capital equipment up to $500,000, the original facility amount, due to Ontario government budgetary constraints. This term loan is classified as a long term debt with a current portion equal to twelve months of principal payments.

Overall, the amount of cash provided by operating activities allowed the Company to meet working capital requirements during this quarter, which included support of all financing and investing activities, and payments on debt obligations.

In the area of operating activities, the Company's collections on trade receivables and continued reduction in cost of sales (on a percentage of sales basis) during this period provided a strong cash contribution to working capital. This contribution supported continued: (a) investments in sales, marketing, research and development (b) meeting regulatory obligations to sell into the EC and (c) payment of fees, interest and principal, where applicable, related to financing agreements.

The investments in the operating areas of sales, marketing and research and development are strategic to future growth and have an impact on income results due to the time that is required for these investments to be leveraged or provide a contribution.

The expenses associated with meeting regulatory requirements for our products are necessary to be able to sell into the EC, and the Company will incur additional expenses going forward to complete certification of its current product line and to certify our new products at time of introduction to the marketplace. This could provide a competitive advantage if our competitors have not or cannot comply. If the Company does not comply, there could be risks to the Company's ability to sell in the EC and a potential competitive disadvantage.

The payment of interest, principal and fees have been increasing as the Company completes new financing agreements and maximizes the use of the available short term credit lines to support working capital requirements. The Company's financing to date has been primarily debt through operating short term lines of credit, term loans, and subordinated debt. The Company's bank lines of credit, which are supported by sales generated trade accounts receivable, have limited borrowing capacity at this time because these lines of credit are close to the maximum qualified borrowing levels. The term loans, which had deferred principal payments are now under a scheduled payment agreement. The subordinated debt -- MLTV ($600,000) and Covington Capital ($1.1 million) -- totals $1.7 million, and will require payments of $400,000 on an annual basis (with interest and principal as applicable) until the end of the respective term and a balloon payment comes due -- MLTV in December 1997 (fiscal year 1998) and Covington Capital in October 2000 (fiscal year 2001).

These investments and expenses have continued to put downward pressure on the bottom line/income, and operating cash flow in that our investment exceeded the sales growth contribution to date. These investments and expenses are necessary and important to the future performance of the Company and must continue at a level which our financial resources can support.

The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. The Company will not consider any incremental long term debt and will work with current operating lines of credit. The Company will consider additional financing through the form of equity to accelerate and support growth in sales, and to increase the investment levels in research and development for new products and for continued cost reductions to improve sales margin contribution. The Company cannot be certain that it will be successful in efforts to raise additional funds.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: November 14, 1996                By: s/sCharles G. Marianik
                                              -------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              Principal Executive Officer




Date:  November 14, 1996               By: s/sWilliam D. Looney
                                              -----------------
                                              William D. Looney
                                              Vice President/Controller
                                              Principal Financial and Accounting
                                              Officer