Form 10-Q
period 1996-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1997-02-13
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996, or

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

Yes [ X ]        No [   ]

The number of shares of the registrants Common Stock, without par value, outstanding as of December 31, 1996 was 1,237,186

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1996
              and June 30, 1996

              Consolidated Statements of Operations for the six months ended December 31, 1996 and 1995

              Consolidated Statements of Operations for the quarter ended December 31, 1996 and 1995

              Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995

              Notes to Consolidated Financial Statements
              December 31, 1996

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

Item 3.       Defaults Upon Senior Securities

Item 4.       Submission of Matters to a Vote of Security Holders

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                     December 31       June 30
                                                        1996             1996
                                                    -----------     -----------
ASSETS                                               (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents .....................    $   116,668     $   279,041
 Trade accounts receivable, less allowance
  of $3,280 ....................................      1,652,044       2,224,355
 Inventory
   Finished goods ..............................        659,282         788,139
   Work in process .............................        727,195         534,750
   Raw materials ...............................        775,896         570,450
                                                    -----------     -----------
                                                      2,162,373       1,893,339

 Receivables from employees ....................         28,942          20,005
 Prepaid expenses and other current assets .....        535,556         243,957
                                                    -----------     -----------
                    TOTAL CURRENT ASSETS .......      4,495,583       4,660,697

PROPERTY AND EQUIPMENT
 Furniture and fixtures ........................        156,036         143,663
 Machinery and equipment .......................      1,853,768       1,810,678
                                                    -----------     -----------
                                                      2,009,804       1,954,341
LESS: Accumulated depreciation .................     (1,495,930)     (1,415,221)
                                                    -----------     -----------
                                                        513,874         539,120

DEFERRED INCOME TAX ASSET ......................        153,452         153,452

OTHER ASSETS ...................................      1,983,221       2,057,240
                                                    -----------     -----------
                                                    $ 7,146,130     $ 7,410,509
                                                    ===========     ===========



See Notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1996 has been derived from audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                    December 31        June 30
                                                       1996              1996
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness ..........................     $ 1,430,364      $ 1,522,397
  Accounts payable ...........................         930,686          984,159
  Deferred income ............................          33,124           49,755
  Accrued liabilities ........................         119,979          171,355
  Capital lease obligation ...................           9,577            9,624
  Current portion of long term debt ..........         192,656          380,781
                                                   -----------      -----------
               TOTAL CURRENT LIABILITIES .....       2,716,386        3,118,071

DEFERRED INCOME TAX LIABILITY ................         165,997          176,452
LONG TERM DEBT ...............................       2,013,069        1,938,370

SHAREHOLDERS' EQUITY
Paid in capital ..............................       6,289,391        6,279,118
  Accumulated deficit ........................      (3,707,887)      (3,710,312)
  Treasury stock, at cost ....................         (56,433)         (56,433)
  Cumulative foreign currency
    translation adjustment ...................        (274,393)        (334,757)
                                                   -----------      -----------

               TOTAL SHAREHOLDERS' EQUITY ....       2,250,678        2,177,616
                                                   -----------      -----------
                                                   $ 7,146,130      $ 7,410,509
                                                   ===========      ===========




See Notes to Consolidated Financial Statements.


Note: The balance sheet at June 30, 1996 has been derived from the audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Six Months Ended December 31,

                                                       1996             1995
                                                   -----------      -----------
REVENUES
  Net sales ..................................     $ 4,033,181      $ 4,461,096
  Other income ...............................          11,685           37,847
                                                   -----------      -----------
                                                     4,044,866        4,498,943

COSTS AND EXPENSES
  Cost of products sold ......................       1,648,784        1,860,361
  Selling, general and administrative ........       1,634,390        1,692,809
  Research and development ...................         449,473          480,740
  Interest ...................................         160,168          120,913
  Depreciation and amortization ..............          73,869           87,843
  Goodwill amortization ......................          86,352           75,132
  Foreign exchange gain ......................             (25)          (5,311)
                                                   -----------      -----------
                                                     4,053,011        4,312,487

Income (loss) before income taxes ............          (8,145)         186,456

Benefit for income taxes .....................         (10,572)         (26,654)
                                                   -----------      -----------

Net income ...................................     $     2,427      $   213,110
                                                   ===========      ===========

Net income per common share ..................     $       .00      $       .18
                                                   ===========      ===========

Weighted average number of common
 shares outstanding ..........................       1,163,329          864,158
                                                   ===========      ===========




                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Second Quarter Ended December 31,

                                                       1996             1995
                                                   -----------      -----------
REVENUES
  Net sales ..................................     $ 2,131,489      $ 2,512,403
  Other income ...............................             640           10,956
                                                   -----------      -----------
                                                     2,132,129        2,523,359

COSTS AND EXPENSES
  Cost of products sold ......................         874,772        1,053,261
  Selling, general and administrative ........         908,155          931,746
  Research and development ...................         200,113          264,022
  Interest ...................................          78,718           80,913
  Depreciation and amortization ..............          36,729           43,918
  Goodwill amortization ......................          39,975           34,670
  Foreign exchange (gain) loss ...............          (1,419)               2
                                                   -----------      -----------
                                                     2,137,043        2,408,532

Income (loss) before income taxes ............          (4,914)         114,827

Benefit for income taxes .....................          (6,390)         (14,515)
                                                   -----------      -----------

Net income ...................................     $     1,476      $   129,342
                                                   ===========      ===========

Net income per common share ..................     $       .00      $       .11
                                                   ===========      ===========

Weighted average number of common
 shares outstanding ..........................       1,177,636          907,595
                                                   ===========      ===========







                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31,

OPERATING ACTIVITIES:                                            1996          1995
                                                            -----------    -----------
Net income ..............................................   $     2,427    $   213,110
Adjustments to reconcile net income
  to net cash provided (used)
  by operating activities:
    Depreciation and amortization .......................        80,709         87,843
    Other amortization ..................................       223,850        203,712
    Deferred income tax benefit .........................       (10,572)       (26,654)
Changes in operating assets and liabilities:
    (Increase) decrease in trade accounts receivable ....       572,311       (492,328)
    Increase in inventory ...............................      (269,034)      (257,752)
    (Increase) decrease in receivables from employees ...        (8,937)        19,140
    Increase in prepaid expenses and other current assets      (291,599)      (260,855)
    Decrease in accounts payable
     and accrued liabilities ............................      (104,849)       (15,563)
    Decrease in deferred income .........................       (16,631)       (32,767)
                                                            -----------    -----------
Net cash provided (used) by operating activities ........       177,675       (562,114)

INVESTING ACTIVITIES:
   Purchase of property and equipment ...................       (55,463)       (26,549)
   Capitalized software .................................      (139,000)          --
                                                            -----------    -----------
   Net cash used by investing activities ................      (194,463)       (26,549)

FINANCING ACTIVITIES:
  Investment in patents .................................        (2,850)          --
  Financing costs incurred ..............................        (7,982)          --
  (Decrease) increase in bank indebtedness ..............       (92,033)       324,152
Repayment of long term debt .............................      (108,503)       (48,071)
  Increase in long term debt ............................          --        1,047,228
  Payment of capital lease obligation ...................        (4,971)       (11,954)
  Proceeds from issuance of common stock-Employee
   Stock Purchase Plan ..................................        10,273           --
                                                            -----------    -----------
Net cash provided (used) by financing activities ........      (206,066)     1,311,355

  Effect of exchange rate changes on cash ...............        60,481        (48,498)
                                                            -----------    -----------

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued)

For the Six Months Ended December 31,

OPERATING ACTIVITIES:                                            1996          1995
                                                            -----------    -----------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..................................      (162,373)       674,194

CASH AND CASH EQUIVALENTS-BEGINNING .....................       279,041         46,364
                                                            -----------    -----------

CASH AND CASH EQUIVALENTS-ENDING ........................   $   116,668    $   720,558
                                                            ===========    ===========

Supplemental disclosure of cash paid
  Interest ..............................................   $   146,706    $   120,837
  Income taxes, Canadian Subsidiary .....................          --      $    15,843



                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1996

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1996.

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

Preferred stock, $1,000 par value: authorized 500 shares and no shares issued or outstanding. Common stock, no par value: authorized 3,333,333 shares and issued 1,292,477 shares, including 55,291 shares in treasury stock.

NOTE C -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended December 31, 1996 of $2.1 million and $4.0 million, respectively, decreased $381,000 or 15.2% and $428,000 or 9.6%, respectively, compared to the same periods of fiscal 1996. These decreases primarily were the result of the new product introduction temporarily delayed in production.

Total revenues for the quarter and six months ended December 31, 1996 of $2.1 million and $4.0 million, respectively, which include net sales and other income, decreased $391,000 or 15.5% and $454,000 or 10.1%, respectively, compared to the corresponding prior year periods. This performance reflects both the sales impact and lower other income. Other income for the first six months of fiscal 1997 decreased by $26,000 primarily due to a non-recurring insurance rebate for workers' compensation.

Cost of products sold for the second quarter of fiscal 1997 was $875,000 or 41.0% of net sales, which compares to $1.1 million or 41.9% of net sales in the same period of fiscal 1996. The decrease of $178,000 or 16.9%, was due both to lower sales and cost reductions in the plant production operations. The lower cost of products sold for the six months ended December 31, 1996 of $1.6 million compared to $1.9 million for the prior year was reflected in the percentage of net sales which decreased from 41.7% to 40.9%, respectively, as a result of cost reductions and maintaining production efficiency.

Selling (including marketing), general and administrative expenses of $908,000 for the second quarter and $1.6 million for the six months of fiscal 1997 decreased $24,000 or 2.5% and $58,000 or 3.5%, respectively, for the comparable periods of fiscal 1996. These expenses as a percentage of net sales increased from 37.1% to 42.6% in the second quarter and from 37.9% to 40.5% for the six month period. The percentage of net sales increase in the quarter and six month periods primarily related to the decrease in sales during fiscal 1997. Additionally, administrative expenses were higher due to financing related expenses. The decrease in the dollar amount of the selling, general and administrative expenses primarily related to volume-sensitive selling expenses and holding discretionary spending on marketing support programs.

Research and development expenditures for the second quarter of fiscal 1997 were $200,000 or 9.4% of net sales and for the first six months of fiscal 1997 totaled $449,000 or 11.1% of net sales. In comparison to the prior year, these expenses were $264,000 or 10.5% for the quarter and $481,000 or 10.8% for the six month period. An additional $139,000 of software development expenses, which represents 3.4% of net sales, was capitalized for the six months ended December 31, 1996 and represents incremental spending in comparison to the same prior year period. These increased expenses year-to-year are due to additional staffing and level of project activity for new products.

Interest expense for the six months ended December 31, 1996 of $160,000 increased $39,000 or 32.5% in comparison to the prior year periods. This increase primarily relates to interest on long term debt related to financing activities in the prior year. Interest expense for the second quarter of fiscal 1997 of $79,000 decreased $2,000 or 2.7% compared to fiscal 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Depreciation and amortization of $37,000 for the second quarter of fiscal 1997 decreased by $7,000 or 1.6% and of $74,000 for the first six months of fiscal 1997 decreased by $14,000 or 15.0% in comparison to the same periods of fiscal 1996. This decrease was primarily due to the impact of lower depreciation and amortization on equipment located at the Canadian facility.

Goodwill amortization of $40,000 for the second quarter of fiscal year 1997 increased by $5,000 or 15.3% and of $86,000 for the six months ended December 31, 9996, increased by $11,000 or 14.9% compared to the same prior fiscal year periods. Those increases represent the full incremental effect of additional capitalized start-up expenses incurred during the second half of fiscal 1996 that are associated with the formation of the German subsidiary in September 1994.

Foreign exchange represented nominal gains of $1,419 and $25 for the quarter and six months ended December 31, 1996, respectively. The current year gain in comparison to the gain of $5,000 for the first six months of the prior year was due to the mix of transactional activity.

Deferred tax benefits of $6,000 for the quarter and $11,000 for the six months compared to $15,000 and $27,000, respectively for the same prior year periods. The deferred tax benefits relate to timing differences between book and tax income related to the Canadian and German subsidiaries. The tax benefits represent a continuing partial reversal of the liability that was established during the year ended June 30, 1995.

The Company reported net income of $1,000 for the second quarter of fiscal 1997, compared to net income of $129,000 for the same prior year quarter. For the six month period ended December 31, 1996, net income was $2,000 in comparison to $213,000 for the same prior year six months. The sales decrease, the required sustained level of investment expense in research and development, interest expense related to level of overall debt, continued expenses related to certification of products in Europe, and the recognition of expenses related to prepaid financing were the major impacts on income.

The resulting earnings per share performance based on the weighted average number of common shares each year and stated on a "reverse split" basis, was no earnings per share for the quarter and six months ended December 31, 1996, in comparison to eleven cents (.11) and eighteen cents (.18), respectively, per share for the same prior year periods.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at December 31, 1996 was $1,779,000 compared to $1,543,000 at June 30, 1996; an increase of $226,000 or 14.7%

Current assets of $4,495,583 decreased $165,000 or 3.5% from the end of fiscal 1996. This change primarily reflected a decrease of $572,000 or 25.7% in trade accounts receivable which was partially offset by an increase in prepaid expenses and other current assets of $292,000 or 119.5%. The change in trade receivables primarily related to strong collection activity and the lower sales

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

volume during the six months ended December 31, 1996. The trade accounts receivable balance of $1.7 million represents 2.5 months of sales in comparison to 2.8 months of sales at June 30, 1996. The inventory level of $2.2 million at December 31, 1996, which is an increase of $269,000 or 14.2% compared to the inventory balance at June 30, 1996, reflects both a higher level of production volume to support future sales, the build up of in-transit production shipment to international locations for completion of orders, which will be billed in the subsequent quarter, and new product inventory. This inventory balance represents
5.6 months of sales in inventory based on anticipated sales volume and compares to 5.3 months of sales in inventory at the end of fiscal 1996. The increase in other current assets mainly related to the timing of: (a) prepaid employee benefit insurance; (b) prepaid general insurance premiums; (c) reimbursable value added taxes (VAT) and general goods and services taxes (GST); (d) prepaid legal services; and (e) prepaid trade show deposits and related marketing costs.

Current liabilities of $2,716,000 decreased $402,000 or 12.9% in comparison to the prior year end. This decrease was due to: (a) reduction in notes payable to banks of $92,000 of 6.0% based on pay down of the German subsidiary bank line;
(b) reduction in trade accounts payable of $53,000 or 5.4% based on payment activity; (c) lower deferred income of $17,000 or 33.4% due to revenue recognition on customer orders; (d) lower accrued liabilities of $51,000 or 30.0% due to reversal of year end accruals in relation to actual expenses incurred and primarily related to agent and sales representative commissions; and (e) a reduction in the current portion of long term debt by $188,000 or 49.4% primarily related to the modification of the working capital line of credit facility with Silicon Valley Bank of California (see discussion below).

On July 26, 1996 the Company secured a new working capital line of credit facility with Silicon Valley Bank of California for $2,000,000 (U.S.) and repaid the Bank of Montreal credit facility in full. This credit facility has a one (1) year term (expiring June 25, 1997) and carries an interest rate charge at the prime rate plus 1.5% (approximately 9.75% at December 31, 1996). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against incurred or letter of credit backed foreign receivables. No clean-up period is required during the term. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The new line of credit provided $1.3 million to repay the Bank of Montreal facility. The balance outstanding at December 31, 1996 was $1.2 million. The Company has not borrowed additional amounts on this line as of December 31, 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of November 27, 1996, the working capital line of credit facility was amended and restated. The modified Loan and Security Agreement includes the following amendments: (a) change in bank covenants and waivers; (b) change in definition of certain terms used in the original loan agreement; (c) modification of the principal payment terms on the subordinated debt held by MLTV (see discussion below); and (d) inventory sublimit advances. The inventory sublimit advances are available through February 14,1997, in an amount equal to 20% of the value of the "eligible inventory" (the total amount of the advances shall not exceed $300,000). Interest on the advances is due and payable monthly and bears interest at the prime rate plus 1.5% (approximately 9.75% at December 31, 1996); and any outstanding amounts as of February 14, 1997, will be payable in ten equal monthly installments, including interest, beginning February 14, 1997 and ending November 15, 1997. As of December 31, 1996, the Company did not request any inventory sublimit advances.

Bank indebtedness also includes the outstanding  balance of $232,000 US (357,000
DM) at December 31, 1996 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 500,000 DM, which was established in conjunction with the formation of the Germany Subsidiary (September 1994). Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

The Company entered into an agreement with New Court Credit Corporation of Toronto, Canada in March 1996 to finance the purchase of a CNC milling machine for the Canadian plant machine shop. The term loan amount was for $90,000
Canadian dollars ($66,000 US). The balance of the debt at June 30, 1996 was $85,000 Canadian dollars ($62,000 US) with $10,000 classified as the current portion of the long term debt. The term of the financing is 5.5 years at an annual interest rate of 10.4%, with a purchase option of $9,000 at the end of the fifth year. The outstanding balance at December 31, 1996, was $79,000 Canadian dollars ($57,000 US).

The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase of the Company of the technology developed under the Joint Venture, and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt, the Company agreed to pay the principal amount of $20,000 per month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 is due at the end of the two year term. As of June 30, 1996, the Company has paid $140,000 and reduced the total outstanding balance to $631,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default under the terms of the agreement occurs. On June 21, 1996, MLTV agreed to defer four payments from June 1996 through September 1996. As of December 31, 1996, the outstanding balance remained at $631,000. The deferred amount will be subject to interest in accordance with the agreement.

As a result of the modification of the credit facility with Silicon Valley Bank on November 27, 1996, the Company has agreed to make no payments of principal on this subordinated debt to MLTV prior to December 1997 unless the Company has closed a "qualified offering" prior to such date. If a qualified offering has not closed, the Company will pay MTLV a balloon payment of $631,000. Once a

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

qualified offering has closed, principal payments of the subordinated debt to MLTV shall resume according to the previous schedule, as provided in the terms of the subordinated note. The Company purchased the technology and the joint venture interest by issuing to MTLV 1,000,000 shares of the Company's common stock. The stock is unregistered and restricted. As of December 8, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of $0.875 per share (prior to reverse split) based on the market bid price. This $875,000 value has been assigned to the technology as an intangible asset under the "other assets" classification and will be amortized over a five (5) year period. As of June 30, 1996, the asset balance was $831,000, net of amortization of $44,000 during the fiscal year. As of December 31, 1996, the asset balance was $787,000, net of accumulated amortization of $88,000. Amortization was $44,000 for the six months ended December 31, 1996. This agreement was a strategic one for the Company, since the Company now owns the technology rights, and no future liability for royalties exists.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five
(5) years at an interest rate of 12% per annum. Interest payments are payable only in the first twelve (12) months. This Covington Agreement includes a first option to purchase 83,333 shares of the Company's common stock at a purchase price of $3.75 per share for a term of five (5) years and a second option to purchase 133,333 shares of the Company's common stock at purchase price of $7.50 per share until October 1996. After October 31, 1996 the purchase price increased to $9.75 per share and this option expires on October 1, 1997. (The share amounts and price per share are stated on a "reverse split" basis). This debt is classified primarily as long term debt with principal payments of $36,500 due in fiscal 1997 recorded as current debt. The balance outstanding as of June 30, 1996 was $1,100,000 ($1.5 million Canadian dollars). The balance outstanding at December 31, 1996 remained at $1.1 million. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,500
US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds during fiscal 1996 which provided for investment to expand sales territory coverage through addition of personnel, to increase marketing support, and to continue research and development efforts in both hardware and software for new products and product cost reductions. No exercise of options has occurred through December 31, 1996.

Long term debt also includes a 400,000 DM loan ($ 291,000 US) by a private individual to the Company's wholly owned German subsidiary, which was made on October 1, 1994. The Company began making payments of principal and interest of 10,000 German marks per month at the end of April 1995.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Interest accrues from October 1, 1994 through the start date of the payments at an interest rate of 5.25% plus the prevailing German bank discount rate. The loan has clauses which would allow both slower and/or faster payments contingent upon the cash flow of the German subsidiary's operations and upon agreement with the individual. As of June 30, 1996, the principal amount of 353,000 German marks ($231,000 US) was outstanding, and as of December 31, 1996, the principal amount outstanding was 277,000 DM ($180,000 US). A portion of this outstanding amount ($58,000 US) has been classified as a current liability and represents an estimated twelve payments of principal. The balance ($122,000 US) has been reported as long term debt.

In July 1994, documents were fully executed between the Ontario Development Corporation ("ODC") and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory, and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. This loan was a "carve out" from the original ODC credit facility of $900,000 Canadian dollar limit, prior to the full payment of the outstanding balance from the Bank of Montreal credit facility in May 1995. The balance outstanding as of June 30, 1996 on the ODC fixed loan was $415,000 Canadian dollars ($304,000 US) based on specific advance requests approved through this date. Payment of principal was scheduled to start August 15, 1995 (fiscal year 1996) in that full disbursement had not occurred by June 30, 1995. The Company had been granted an extension by ODC until June 30, 1996 with principal payments in the amount of $11,597 Canadian dollars ($8,500 US) having started on July 15, 1996. The outstanding balance at December 31, 1996 was $358,000 Canadian dollars ($262,000 US). The term of repayment is forty (40) months and includes an interest rate of 6.75%. Interest has been charged on a monthly basis since the first disbursements were made in July 1994. The Company may not draw additional funds on the facility for capital equipment up to $500,000, the original facility amount, due to Ontario government budgetary constraints. This term loan is classified as long term debt with the current portion equal to twelve months of principal payments.

Overall, the amount of cash provided by operating activities allowed the Company to meet working capital requirements during this quarter, which included support of all financing and investing activities, and payments on debt obligations.

In the area of operating activities, the Company's collections on trade receivables and continued reduction in cost of sales (on a percentage of net sales basis) during this period provided a strong contribution to working capital. This contribution supported continued: (a) investments in sales, marketing, research and development; (b) meeting regulatory obligations to sell into the European Community ("EC"); and (c) payment of fees, interest, and principal related to financing agreements.

The investments in the operating areas of sales, marketing, and research and development are strategic to future growth and have an impact on income results due to the time that is required for these investments to be leveraged or provide a contribution.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The expenses associated with meeting regulatory requirements for our products are necessary to be able to sell into the EC, and the Company will incur additional expenses going forward to complete certification of its current product line and to certify our new products at time of introduction to the marketplace. This certification could provide a competitive advantage if our competitors have not or cannot comply. If the


Company does not comply, there could be risks to the Company's ability to sell into the EC and be a potential competitive disadvantage.

The payment of interest, principal and fees have been increasing as the Company completes new financing agreements and maximizes the use of the available short term credit lines to support working capital requirements. The Company's financing to date has been primarily debt through operating short term lines of credit, term loans, and subordinated debt. The Company's bank lines of credit, which are supported by sales generated trade accounts receivable, have limited borrowing capacity at this time because these lines of credit are close to the maximum qualified borrowing levels. The term loans, which had deferred principal payments are now under scheduled payment agreements. The subordinated debt -- MLTV ($600,000) and Covington Capital ($1.1 million) -- totals $1.7 million, and will require payments of $400,000 on an annual basis (with interest and principal as applicable) until the end of the respective terms when balloon payments come due -- MLTV in December 1997 (fiscal year 1998) and Covington Capital in October 2000 (fiscal year 2001).

These investments and expenses have continued to put downward pressure on the bottom line/income, and operating cash flow in that our investment exceeded the sales growth contribution to date. These investments and expenses are necessary and important to the future performance of the Company and must continue at a level which our financial resources can support.

The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. It will continue cost reductions to improve sales margin contributions. The Company will consider additional financing through the form of equity to accelerate and support growth in sales, and to increase the investment levels in research and development for new products. However, the Company cannot be certain that it will be successful in its efforts to raise additional funds.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Changes in Securities.

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on Monday, December 9, 1996. The only matters considered and voted upon at the meeting were the election of three directors for a three-year term, and approval of an Amendment to the Stock Option Plan.

         The voting for three directors: Franklin J. Iris, M. Grant Brown, and Robert E. Curry was 1,145,021 for and 12,765 withheld.

         The voting for the Amendment to the Stock Option Plan was 884,373 for, 18,065 against, and 255,348 withheld.

Item 5.  Other Information.

On July 26, 1996 the Company secured a new working capital line of credit facility with Silicon Valley Bank of California for $2,000,000 (U.S.) and repaid the Bank of Montreal credit facility in full. This credit facility has a one (1) year term (expiring June 25, 1997) and carries an interest rate charge at the prime rate plus 1.5%. Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against incurred or letter of credit backed foreign receivables. No clean-up period is required during the term. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The new line of credit provided $1.3 million to repay the Bank of Montreal facility.

As of November 27, 1996, the working capital line of credit facility was amended and restated. The modified Loan and Security Agreement includes the following amendments: (a) change in bank covenants and waivers; (b) change in definition of certain terms used in the original loan agreement; (c) modification of the principal payment terms on the subordinated debt held by MLTV (see below); and
(d) inventory sublimit advances. The inventory sublimit advances are available through February 14,1997, in an amount equal to 20% of the value of the "eligible inventory" (the total amount of the advances shall not exceed $300,000). Interest on the advances is due and payable monthly and bears interest at the prime rate plus 1.5%. Any outstanding amounts as of February 14, 1997, will be payable in ten equal monthly installments, including interest, beginning February 14, 1997 and ending November 15, 1997

The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase of the Company of the technology developed under the Joint Venture, and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt, the Company agreed to pay the principal amount of $20,000 per month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 is due at the end of the two year term. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default under the terms of the agreement occurs. On June 21, 1996, MLTV agreed to defer four payments from June 1996 through September 1996. The deferred amount will be subject to interest in accordance with the agreement.

As a result of the modification of the credit facility with Silicon Valley Bank on November 27, 1996, the Company has agreed to make no payments of principal on this subordinated debt to MLTV prior to December 1997 unless the Company has closed a "qualified offering" prior to such date. If a qualified offering has not closed, the Company will pay MTLV a balloon payment of $631,000. Once a qualified offering has closed, principal payments of the subordinated debt to MLTV shall resume according to the previous schedule, as provided in the terms of the subordinated note. The Company purchased the technology and the joint venture interest by issuing to MTLV 1,000,000 shares of the Company's common stock. The stock is unregistered and restricted. As of December 8, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of $0.875 per share (prior to reverse split) based on the market bid price. This $875,000 value has been assigned to the technology as an intangible asset under the "other assets" classification and will be amortized over a five (5) year period.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following exhibit is included herewith: Loan Document Modificaton Agreement No. 1, dated as of November 27, 1996, by and between Photon Technology International, Inc. and Silicon Valley Bank.

         (b)   Reports on Form 8-K

               None

                      LOAN DOCUMENT MODIFICATION AGREEMENT
                     (No. 1: dated as of November 27, 1996)

         LOAN DOCUMENT MODIFICATION AGREEMENT dated as of November 27, 1996 by and between PHOTON TECHNOLOGY INTERNATIONAL, INC., a New Jersey corporation with its principal place of business at 1 Deerpark Drive, Suite F, South Brunswick New Jersey 08852, (the "Borrower") and SILICON VALLEY BANK (the "Bank"), a California charter bank with its principal place of business at 3003 Tasman Drive, Santa Clara, California 95054, and with a loan production office located at Wellesley Office Park, 40 William Street, Suite 350, Wellesley, MA 02181, doing business under the name "Silicon Valley East".

         1.       Reference to Existing Loan Documents.

         Reference is hereby made to that Loan and Security Agreement, dated as of June 26, 1996, by and between the Bank and the Borrower (with the attached schedules and exhibits, the "Loan and Security Agreement") and the Loan
Documents referred to therein, including without limitation that certain Promissory Note of the Borrower, dated as of June 26, 1996, in the principal amount of Two Million Dollars ($2,000,000) (the "Note"). Unless otherwise defined herein, capitalized terms used in this Agreement shall have the same respective meanings as set forth in the Loan and Security Agreement.

         2.       Effective Date.

         This Agreement shall become effective as of November 27, 1996 (the "Effective Date"), provided that the Bank shall have received the following on or before December 10, 1996 and provided further, however, in no event shall this Agreement become effective until signed by an officer of the Bank in
California:

                   a. two copies of this Agreement, duly executed by the Borrower;

                   b. an amended and restated promissory note in the form enclosed herewith (the "Amended Note"), duly executed by the Borrower;

                   c. a Warrant to Purchase Stock in the form enclosed herewith (the "Warranty"), duly executed by the Borrower;

                   d. the Consent of Photon Technology International (Canada), Inc in the form enclosed, duly executed by such entity;

                   e.  a  letter   agreement  duly  executed  by  ML  Technology
Ventures, L.P. in the form enclosed;

                   f. evidence of the approval by your Board of Directors of this Agreement, the Amended Note and the Warrant; and

                   g. a check in the amount of $2,250 in payment of the fees of Sullivan & Worcester LLP, special counsel to the Bank.

         By the signature of its authorized officer below, the Borrower is hereby representing that, except as modified in Schedule A attached hereto, the representations of the Borrower set forth in the Loan Documents (including those contained in the Loan and Security Agreement, as amended by this Agreement) are true and correct as of the Effective Date as if made on and as of such date. Finally, the borrower agrees that, as of the Effective Date, it has no defenses against its obligations to pay any amounts under the Loan and Security Agreement and the other Loan Documents.

         3.       Description of Change in Terms.

         As of the Effective Date, the Loan and Security Agreement is modified in the following respects:

                   a. Section 1 of the Loan and Security Agreement is hereby amended by inserting in alphabetical order, the following new definitions:

                  "`Eligible Inventory' shall mean at the time of determination the dollar costs determined in accordance with GAAP of the aggregated of all Inventory which meets the following specifications at the time of such determination:

                            (a) such  Inventory  is owned solely by the Borrower
                  or by PTI-Canada and is not subject to any assignment, claim, lien or security interest, other than a security interest in favor of Bank;

                            (b) if such Inventory is represented or covered by a
                  document, Borrower is the owner of the document and such document is not subject o any assignment, claim, lien or security interest, other than a security interest in favor of Bank;

                            (c) such  Inventory is in all  material  respects of
                  good and merchantable quality, free form all material defects, not obsolete, unusable or defective;

                            (d) such Inventory is located at Borrower's principal place of business, at PTI-Canada's principal place of business, or such other locations as are permitted under
                  Section 7.10, and is in the possession of Borrower or PTI-Canada.

                            (e) such Inventory is a finished good or raw material which has not been specifically manufactured or processed for the use of Borrower which (i) in each case in accordance with GAAP is properly classified as inventory and
                  (ii) is not packaging supplies, promotional literature, used or surplus goods, or goods held on consignment. Property shall immediately lose the status of Eligible Inventory if and when it is sold or otherwise disposed of in the ordinary course of business;

                            (f) Bank has not  notified  Borrower  that  Bank has
                  determined that such Inventory is not Eligible Inventory for the purposes of this Agreement; and

                            (g) such  Inventory is subject to a perfected  first
                  priority security interest in favor of Bank, subject only to Permitted Liens."

                  "`Interest Expense' shall mean, for any period, the aggregate amount of interest paid or accrued by the borrower and its Subsidiaries in accordance with GAAP."

                  "`Inventory Borrowing Base' shall have the meaning given to such term in Section 2.1(b)."

                  "`Inventory   Sublimit   Advance'  and   `Inventory   Sublimit
         Advances'  shall  have  the  meanings  given to such  terms in  Section
         2.1(b)."

                  "`Operating Cash Flow' shall have the meaning given to such term in Section 6.15."

                  "`Qualified Offering' shall have the meaning given to such term in Section 6.14."

                  "`Unutilized availability' shall have the meaning given to such term in Section 6.14."

                  b. Section 2.1 of the Loan and Security Agreement is hereby amended by inserting the letter "(a)" between the section number "2.1" and the work Advances" and by inserting the following new subparagraph (b) immediately following the third paragraph of Section 2.1:

                  "(b) Inventory Sublimit Advances. Subject to the terms and conditions of this Agreement, at any time from the date here of through February 14, 1997, Borrower may from item to time request advanced (each an "Inventory Sublimit Advance" and collectively the "Inventory Sublimit Advances") from the Bank in an aggregate amount not to exceed the lesser of (i) the Committed Revolving Line minus the then outstanding principal balance of the Advances and all Letters of Credit (including drawn but unreimbursed Letters of Credit) or (ii) the Inventory Borrowing Base, provided that the aggregate amount of outstanding Inventory Sublimit Advances shall not in any case exceed Three Hundred Thousand Dollars ($300,000). The proceeds of Inventory Sublimit Advances shall be used only to finance the purchase of Eligible Inventory. Fro the purposes of this Agreement, "Inventory Borrowing Base" shall mean through February 14, 1997 an amount equal to twenty percent (20%) of the value of Borrower's Eligible Inventory (valued at the lower of cost of wholesale fair market value).

                           Interest shall accrue from the date of each Inventory
                  Sublimit Advance at the rate specified in Section 2.3(a), and shall be payable monthly for each month through February 1997. Any Inventory Sublimit Advances that are outstanding as of 1 p.m. Pacific Time on February 14, 1997 will be payable in ten
                  (10) equal installments, plus accrued and unpaid interest, commencing February 15, 1997 and ending November 15, 1997 by which date any and all such Inventory Sublimit Advances and interest accrued thereon shall have been paid in full by Borrower to Bank.

                           When Borrower desires to obtain an Inventory Sublimit
                  Advance, Borrower shall notify Bank (which notice shall be irrevocable) by facsimile transmission to be received no later than 3:00 p.m. Pacific time one (1) Business Day before the day on which the Inventory Sublimit Advance is to be made. Such notice shall be substantially in the form of Exhibit B hereto, and shall specifically indicate that the advance being requested is an Inventory Sublimit Advance. The notice shall be signed by a Responsible Officer and include a copy of the invoice for the Inventory which shall be Eligible Inventory, to be financed."

                  c. Section 2.2 of the Loan and Security Agreement is hereby amended by inserting immediately following the words "Borrowing Base" appearing on the third line thereof the following:

                   "or (iii) as long as it is in effect, the Inventory Borrowing Base"

                   d. Section 2.3(a) of the Loan and Security Agreement is hereby amended and restated in its entirety to read as follows:

                  "(a) Interest Rate. Except as set forth in Section 2.3(b), (i) advances shall bear interest, on the average Daily Balance, at a rate equal to one and one half (1-1/2) percentage points above the Prime Rate and (ii) all Inventory Sublimit Advances shall bear interest, on the average Daily Balance, at a rate equal to two (2) percentage points above the Prime Rate. Any amounts prepaid shall be subject to a Prepayment Penalty, payable on the ate of prepayment (the "Prepayment Date")."

                   e. Sections 6.8 through 6.11 of the Loan and Security Agreement are amended and restated in their entirety to read as follows:

                            "6.8 Quick Ratio. Borrower shall maintain, as of the
                  last day of each fiscal quarter, a ratio of Quick Assets to Current Liabilities less Deferred Revenues of at lease 0.60 to 1.0.

                            6.9 Debt-Net Worth Ratio.  Borrower shall  maintain,
                  as of the last day of each fiscal quarter, a ratio of Total Liabilities less Subordinated Debt less Deferred Revenues to Tangible Net Worth plus Subordinated Debt of not more than
                  1.70 to 1.0

                            6.10 Tangible New Worth. Borrower shall maintain, as
                  of the last day of each fiscal quarter, Tangible New Worth of not less than One Million Nine Hundred Thousand Dollars ($1,900,000) (the "Base Amount") plus (a) 100% of the Net Income (with no offsets for quarterly Net Losses) earned, and 80% of the cash proceeds of any shares of capital stock of the Company issued by the Borrower, in each case after September 30, 1996.

                            6.11 Minimum Profitability.  Borrower shall have, as
                  of the last day of each fiscal quarter, a minimum profit of One Dollar ($1.00)."

                   f. There is inserted immediately following Section 6.13 of the Loan and Security Agreement the following new Sections 6.14 and 6.15 to read as follows:

                            "6.14 Liquidity.  Borrower shall maintain, as of the
                  last day of each calendar month, a ratio of unrestricted cash plus Unutilized Availability under the Committed Revolving Line to the then outstanding aggregated principal amount of advances plus the face amount of all outstanding Inventory Sublimit Advances issued pursuant to Section 2.1.1 of at least
                  2.0 to 1.0, provided, however, that this covenant shall apply only if Borrower closes a transaction in which it received gross proceeds of at least $5,000,000 from the issuance of additional shares of its capital stock (a "Qualified Offering") on or prior to March 30, 1997. For purposes hereof, "Unutilized Availability" shall mean at the time of determination the lesser of the Committed Revolving Line or then existing Borrowing Base and in no event including the Inventory Borrowing Base, less the then aggregated principal amount of Advances.

                           6.15 Debt Service Coverage.  Borrower shall maintain,
                  as of the last day of each quarter, a ratio of Operating Cash Flow to the current portion of borrower's long-term Indebtedness under GAAP (including long-term Indebtedness to Bank, but excluding long-term Indebtedness to ML Technology Ventures L.P.) plus Interest Expense of at lease 1.25 to 1.0, provided, however that this covenant shall not commence until March 31, 1997 and then only if the Borrower has not closed a Qualified Offering by such date. For purposes of this Section, "Operating Cash Flow" is defined a Net Income calculated in accordance with GAAP after taxes, plus (a) depreciation, (b) amortization and (c) Interest Expense deducted in determining Net Income.

                   g. Section 7.9 of the Loan and Security Agreement is hereby amended by inserting at the end hereof the following new sentences:

                  "The Borrower shall make no payments of principal pursuant on its Subordinated Debt held by ML Technology Ventures, L.P. prior to December 1, 1997 unless and until Borrower has closed a Qualified Offering. Borrower shall pay ML Technology Ventures, L.P. a balloon payment of $631,000 on December 1, 1997 if Borrower has not closed a Qualified Offering prior to such date. Once a Qualified Offering has closed principal payments of such Subordinated Debt shall resume according to their previous schedule."

                   h. The form of the Compliance Certificate attached to the Loan and Security Agreement in the From of Exhibit D thereto is hereby amended and restated in the form of Exhibit D hereto.

                   i. The form of the Promissory Note attached to the Loan and Security Agreement in the form of Exhibit E thereto is hereby amended and restated in the form of Exhibit E. hereto.

                   j. The Loan and Security Agreement and the other Loan Documents are hereby amended wherever necessary or appropriate to reflect the foregoing changes.

         4.       Waiver of Events of Default.

         The Bank hereby waives the following Events of Default arising from the Borrower's failure to comply with the specified covenants contained Loan and Security Agreement, but only for the periods indicated:

                   a. The Borrower's breach of its covenant maintain a ratio of Total Liabilities less Subordinated Debt less Deferred Revenues to Tangible Net Worth plus Subordinated Debt of not more than 1.5 to 1.0, as set forth in former
Section 6.9 of the Loan and Security Agreement, for the fiscal quarter ended June 30, 1996;

                   b. The Borrower's breach of its covenant to maintain Tangible Net Worth of not less than Two Million Two Hundred Thousand Dollars ($2,200,000) plus (a) 100% of the Net Income (with no offsets for quarterly Net Losses) earned, and 100% of the cash proceeds of any shares of capital stock of the Company issued by the Borrower, in each case after March 31, 1996, as set forth in former Section 6.10 of the Loan and Security Agreement, for the fiscal quarter ended June 30, 1996; and

                   c. The Borrower's breach of its covenant to have a minimum profit of One Hundred Fifty Thousand Dollars ($150,000), as set forth in former
Section 6.11 of the Loan and Security Agreement, for the fiscal quarter ended June 30, 1996.

No other waiver is hereby given or intended.

         5.       Continuing Validity.

         Upon the effectiveness hereof, each reference in each Security Instrument of other Loan Document to "the Loan and Security Agreement", "thereunder", "thereof", "therein", or words like import referring to the Loan and Security Agreement, shall mean and be a reference to the Loan and Security Agreement, as amended hereby. Except as specifically set forth above, the Loan and Security Agreement shall remain in full force and effect and is hereby ratified and confirmed. Each of the other Loan Documents is in full force and effect and is hereby ratified and confirmed. The amendments set for the above
(i) do not institute a waiver or modification of any term, condition or covenant of the Loan and Security Agreement or any other Loan Document, other than as expressly set forth herein, and (ii) shall not prejudice any rights which the Bank may now or hereafter have under or in connection with the Loan and Security Agreement, as modified hereby, or the other Loan Documents and shall not obligate the Bank to assent to any further modifications.

         6.       Miscellaneous.

                   a. This Agreement may be signed in one or more counterparts each of which taken together shall constitute one and the same document.

                   b. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE COMMONWEALTH OF MASSACHUSETTS.

                   c. THE BORROWER ACCEPTS FOR ITSELF AND IN CONNECTION WITH ITS PROPERTIES, UNCONDITIONALLY, THE NON-EXCLUSIVE JURISDICTION OF ANY STATE OR FEDERAL COURT OF COMPETENT JURISDICTION IN THE COMMONWEALTH OF MASSACHUSETTS IN ANY ACTION, SUIT, OR PROCEEDING OF ANY KIND AGAINST IT WHICH ARISES OUT OF OR BY REASON OF THIS LOAN MODIFICATION AGREEMENT; PROVIDED, HOWEVER, THAT IF FOR ANY REASON LENDER CANNOT AVAIL ITSELF OF THE COURTS OF THE COMMONWEALTH OF MASSACHUSETTS, THEN VENUE SHALL LIE IN SANTA CLARA COUNTY, CALIFORNIA.

                   d. The  Borrower  agrees to promptly  pay on demand all costs and expenses of the Bank in connection with the preparation, reproduction, execution and delivery of this letter amendment and the other instruments and documents to be delivered hereunder, including the reasonable fees and out-of-pocket expenses of Sullivan * Worcester LLP, special counsel for the Bank with respect thereto.



         IN WITNESS WHEREOF, the Bank and the borrower have caused this Agreement to be signed under seal by their respective duly authorized officers as of the date set forth above.

                                        Sincerely,



                                        SILICON VALLEY EAST, a Division
                                        of Silicon Valley Bank


                                        By:/s/Jane A. Braun
                                           ----------------
                                        Name: Jane A. Braun
                                        Title: Vice President




                                        SILICON VALLEY BANK


                                        By:/s/Christine Ware
                                           -----------------
                                        Name: Christine Ware
                                        Title: Vice President
                                        (signed in Santa Clara, CA)


                                        PHOTON TECHNOLOGY INTERNATIONAL,
                                        INC.

                                        By:/s/William D. Looney
                                           --------------------
                                        Name: William D. Looney
                                        Title: V.P. Controller & Treasurer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: February 13, 1997                   By: /s/Charles G. Marianik
                                              ----------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Chairman of the Board
                                              (Principal Executive Officer)




Date:  February 13, 1997                  By: /s/Ronald J. Kovach
                                              -------------------
                                              Ronald J. Kovach
                                              Senior Vice President, Corporate
                                              Secretary, and Director