Form 10-Q
period 1997-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1997-05-15
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997, or

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

Yes [ X ]        No [   ]

The number of shares of the registrants Common Stock, without par value, outstanding as of March 31, 1997 was 1,237,186

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 1997
              and June 30, 1996.................................................

              Consolidated Statements of Operations for the
              nine months ended March 31, 1997 and 1996.........................

              Consolidated Statements of Operations for the
              quarter ended March 31, 1997 and 1996.............................

              Consolidated Statements of Cash Flows for the
              nine months ended March 31, 1997 and 1996.........................

              Notes to Consolidated Financial Statements
              March 31, 1997....................................................

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.................................................

Item 2.       Changes in Securities.............................................

Item 3.       Defaults Upon Senior Securities...................................

Item 4.       Submission of Matters to a Vote of Security Holders...............

Item 5.       Other Information.................................................

Item 6.       Exhibits and Reports on Form 8-K..................................


SIGNATURES .....................................................................

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                     March 31         June 30
                                                       1997             1996
                                                   -----------      -----------
                                                       ----             ----
                                                   (Unaudited)
ASSETS

CURRENT ASSETS
 Cash and cash equivalents ...................     $ 1,861,747      $   279,041
 Trade accounts receivable, less allowance
  of $2,985 ($3,280 for 1996) ................       1,691,412        2,224,355
 Inventory
   Finished goods ............................         839,418          788,139
   Work in process ...........................         569,542          534,750
   Raw materials .............................         607,564          570,450
                                                   -----------      -----------
                                                     2,016,524        1,893,339

 Receivables from employees ..................          24,452           20,005
 Prepaid expenses and other current assets ...         509,441          243,957
                                                   -----------      -----------
                    TOTAL CURRENT ASSETS .....       6,103,576        4,660,697

PROPERTY AND EQUIPMENT
 Furniture and fixtures ......................         156,036          143,663
 Machinery and equipment .....................       1,905,888        1,810,678
                                                   -----------      -----------
                                                     2,061,924        1,954,341
LESS: Accumulated depreciation ...............      (1,525,839)      (1,415,221)
                                                   -----------      -----------
                                                       536,085          539,120

DEFERRED INCOME TAX ASSET ....................         153,452          153,452

OTHER ASSETS .................................       1,921,284        2,057,240
                                                   -----------      -----------
                                                   $ 8,714,397      $ 7,410,509
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

Note: The balance sheet at June 30, 1996 has been derived from audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                        March 31         June 30
                                                          1997             1996
                                                      -----------      -----------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness .............................     $ 1,411,941      $ 1,522,397
  Accounts payable ..............................         941,397          984,159
  Deferred income ...............................           7,904           49,755
  Accrued liabilities ...........................         173,187          171,355
  Current maturities of capital lease obligations          19,336            9,624
  Current maturities of long term debt ..........         186,566          380,781
                                                      -----------      -----------
               TOTAL CURRENT LIABILITIES ........       2,740,331        3,118,071

DEFERRED INCOME TAX LIABILITY ...................         159,724          176,452
LONG TERM DEBT ..................................       1,916,478        1,885,557
CAPITAL LEASE OBLIGATIONS .......................          99,380           52,813
MINORITY INTEREST - Canadian Subsidiary .........       1,975,824             --

SHAREHOLDERS' EQUITY
  Common stock ..................................       6,289,391        6,279,118
  Accumulated deficit ...........................      (3,966,279)      (3,710,312)
  Treasury stock, at cost .......................         (56,433)         (56,433)
  Cumulative foreign currency
    translation adjustment ......................        (444,019)        (334,757)
                                                      -----------      -----------

               TOTAL SHAREHOLDERS' EQUITY .......       1,822,660        2,177,616
                                                      -----------      -----------
                                                      $ 8,714,397      $ 7,410,509
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

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Nine Months Ended March 31,

                                                       1997             1996
                                                   -----------      -----------
REVENUES
  Net sales ..................................     $ 6,026,443      $ 6,833,082
  Other income ...............................          18,656           50,369
                                                   -----------      -----------
                                                     6,045,099        6,883,451

COSTS AND EXPENSES
  Cost of products sold ......................       2,570,404        2,762,868
  Selling, general and administrative ........       2,598,964        2,743,298
  Research and development ...................         667,711          691,652
  Interest ...................................         244,879          201,487
  Depreciation ...............................         115,633          131,003
  Goodwill amortization ......................         122,712          117,658
  Foreign exchange (gain) loss ...............          (2,373)           1,835
                                                   -----------      -----------
                                                     6,317,930        6,649,801

Income (loss) before income taxes ............        (272,831)         233,650

Benefit for income taxes .....................         (16,866)         (41,368)
                                                   -----------      -----------

Net income (loss) ............................     $  (255,965)     $   275,018
                                                   ===========      ===========

Net income (loss) per common share ...........     $      (.21)     $       .10
                                                   ===========      ===========

Weighted average number of common shares and
 common share equivalents outstanding ........       1,237,181        2,881,233
                                                   ===========      ===========




                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Third Quarter Ended March 31,

                                                       1997             1996
                                                   -----------      -----------
REVENUES
  Net sales ..................................     $ 1,993,262      $ 2,366,341
  Other income ...............................           6,971           18,167
                                                   -----------      -----------
                                                     2,000,233        2,384,508

COSTS AND EXPENSES
  Cost of products sold ......................         921,620          987,049
  Selling, general and administrative ........         964,574          965,947
  Research and development ...................         218,238          210,912
  Interest ...................................          84,711           80,574
  Depreciation ...............................          41,764           43,160
  Goodwill amortization ......................          36,360           42,526
  Foreign exchange (gain) loss ...............          (2,348)           7,146
                                                   -----------      -----------
                                                     2,264,919        2,337,314

Income (loss) before income taxes ............        (264,686)          47,194

Benefit for income taxes .....................          (6,294)         (14,714)
                                                   -----------      -----------

Net income (loss) ............................     $  (258,392)     $    61,908
                                                   ===========      ===========

Net income (loss) per common share ...........     $      (.21)     $       .02
                                                   ===========      ===========

Weighted average number of common shares and
 common share equivalents outstanding ........       1,237,186        3,461,328
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended March 31,

OPERATING ACTIVITIES:                                             1997             1996
                                                              -----------      -----------
Net income (loss) .......................................     $  (255,965)     $   275,018
Adjustments to reconcile net income
  to net cash provided (used) by operating activities:
    Depreciation ........................................         115,633          131,003
    Goodwill amortization ...............................         122,712          117,658
    Other amortization-other intangible assets ..........         172,453          128,624
    Deferred income tax benefit .........................         (16,866)         (41,368)
Changes in operating assets and liabilities:
    Decrease (increase) in trade accounts receivable ....         532,943         (514,992)
    Increase in inventory ...............................        (123,185)        (469,534)
    (Increase) decrease in receivables from employees ...          (4,447)           7,207
    Increase in prepaid expenses and other current assets        (265,484)        (392,181)
    Decrease in other assets ............................          34,308             --
    Decrease in accounts payable and accrued liabilities          (40,930)         (65,393)
    Decrease in deferred income .........................         (41,851)         (41,660)
                                                              -----------      -----------
Net cash provided (used) by operating activities ........         229,321         (865,618)
                                                              -----------      -----------

INVESTING ACTIVITIES:
   Purchase of property and equipment ...................        (107,583)        (137,945)
   Capitalized software .................................        (226,000)         (90,000)
                                                              -----------      -----------
Net cash used by investing activities ...................        (333,583)        (227,945)
                                                              -----------      -----------

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(continued(

For the Nine Months Ended March 31,

OPERATING ACTIVITIES:                                             1997             1996
                                                              -----------      -----------
FINANCING ACTIVITIES:
   Net proceeds from sale of preference stock ...........       1,975,824             --
   Financing costs incurred .............................          (7,982)            --
   Investment in patents ................................          (2,850)          (1,145)
   (Decrease) increase in bank indebtedness .............        (110,456)         658,553
   Repayment of long term debt ..........................        (163,294)        (196,720)
   Increase in long term debt ...........................            --          1,103,505
   Payment of capital lease obligation ..................          (9,441)         (18,219)
   Proceeds from issuance of common stock-Employee
    Stock Purchase Plan .................................          10,273             --
   Increase in capital lease obligations ................          65,720           66,211
                                                              -----------      -----------
Net cash provided by financing activities ...............       1,757,794        1,612,185
                                                              -----------      -----------

  Effect of exchange rate changes on cash ...............         (70,826)         (93,402)
                                                              -----------      -----------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS ..................................       1,582,706          425,220

CASH AND CASH EQUIVALENTS-BEGINNING .....................         279,041           46,364
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS-ENDING ........................     $ 1,861,747      $   471,584
                                                              ===========      ===========

Supplemental disclosure of cash paid
  Interest ..............................................     $   234,791      $   201,487
  Income taxes, Canadian Subsidiary .....................            --        $    27,761


                      See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1997

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Photon Technology International Inc. (the "Company") is engaged in research, development, manufacturing, sales and marketing of proprietary electro-optical systems which enable customers in health care, environmental science and industrial process control to perform advanced analysis utilizing light. The Company's major products are electro-optical and light-based instrumentation, which utilize fluorescence technology. The primary target markets are medical life sciences, physical sciences, environmental, and industrial.

The Company operates in one principal industry segment, the photonics industry. The Company's products are sold on a worldwide basis to universities, research hospitals, pharmaceutical companies, bio-tech companies, federal and state government institutions, environmental companies, and commercial businesses, all of which are primarily engaged in research activities.

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1996.

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

On March 7, 1997, 296,296 preference shares of Photon Technology International (Canada) Inc. ( a wholly-owned subsidiary) were issued to C.I. Covington Fund Inc. for the aggregate price of US$ 2,000,000. The shares are non-voting, non-cumulative, non-redeemable, retractable, non-participating, and without nominal or par value. The aggregate purchase price of the preference shares of US$ 2,000,000, net of financing costs of US$24,176, for a net amount of US$ 1,975,824 is presented as minority interest on the consolidated balance sheet, since the shares are owned by C.I. Covington Fund Inc. and not the Company.

NOTE C -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended March 31, 1997 of $2.0 million and $6.0 million, respectively, decreased $373,000 or 15.8% and $807,000 or 11.8%, respectively, compared to the same periods of fiscal 1996. These decreases primarily were the result of temporary delays in obtaining materials and parts from certain suppliers.

Total revenues for the quarter and nine months ended March 31, 1997 of $2.0 million and $6.0 million, respectively, which include net sales and other income, decreased $384,000 or 16.1% and $838,000 or 12.2%, respectively, compared to the corresponding prior year periods. This performance reflects both the sales impact and lower other income. Other income for the first nine months of fiscal 1997 decreased by $32,000 primarily due to a non-recurring insurance rebate for workers' compensation.

Cost of products sold for the third quarter of fiscal 1997 was $922,000 or 46.2% of net sales, which compares to $987,000 or 41.7% of net sales in the same period of fiscal 1996. The decrease of $65,000 or 6.6%, was due both to lower sales and continued cost reductions in the plant production operations. The lower cost of products sold for the nine months ended March 31, 1997 of $2.6 million or 42.7% of net sales compared to $2.8 million or 40.4% of net sales for the prior year principally was the result of lower sales and maintaining production efficiency. The percentage increase in cost of products sold for both the third quarter and nine months of fiscal 1997 compared to the prior year periods primarily related to the mix of products sold and material cost price increases.

Selling (including marketing), general and administrative expenses of $965,000 for the third quarter and $2.6 million for the nine months of fiscal 1997 decreased $1,000 or 0.1% and $144,000 or 5.3%, respectively, for the comparable periods of fiscal 1996. These expenses as a percentage of net sales increased from 40.8% to 48.4% in the third quarter and from 40.1% to 43.1% for the nine month period. The percentage of net sales increase for the quarter and nine month periods primarily related to the decrease in sales during fiscal 1997. Additionally, administrative expenses were higher due to financing related expenses. The decrease in the dollar amount of the selling, general and administrative expenses primarily related to volume-sensitive selling expenses and holding discretionary spending on marketing support programs.

Research and development expenditures for the third quarter of fiscal 1997 were $218,000 or 10.9% of net sales and for the first nine months of fiscal 1997 totaled $668,000 or 11.1% of net sales. In comparison to the prior year, these expenses were $211,000 or 8.9% for the quarter and $692,000 or 10.1% for the nine month period. An additional $226,000 of software development expenses, which represents 3.8% of net sales, was capitalized for the nine months ended March 31, 1997 and represents incremental spending in comparison to the same prior year period. These increased expenses for the current quarter and the capitalized expenses are due to an additional level of project activity for new products.

Interest expense for the nine months ended March 31, 1997 of $245,000 increased $44,000 or 21.5% in comparison to the prior year period. This increase primarily relates to interest on long term debt related to financing activities in the prior year. Interest expense for the second quarter of fiscal 1997 of $85,000 increased $4,000 or 5.1% compared to fiscal 1996.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Depreciation and amortization of $42,000 for the third quarter of fiscal 1997 decreased by $1,000 or 3.2% and of $116,000 for the first nine months of fiscal 1997 decreased by $15,000 or 11.7% in comparison to the same periods of fiscal 1996. This decrease was primarily due to the impact of lower depreciation on equipment located at the Canadian facility.

Goodwill amortization of $36,000 for the third quarter of fiscal year 1997 decreased by $6,000 or 14.5% and of $123,000 for the nine months ended March 31, 1997, increased by $5,000 or 4.3% compared to the same prior fiscal year periods. The increase for the nine months represent the full incremental effect of additional capitalized start-up expenses incurred during the second half of fiscal 1996 that are associated with the formation of the German subsidiary in September 1994.

Foreign exchange represented nominal gains of $2,348 and $2,373 for the quarter and nine months ended March 31, 1997, respectively. The current year gain in comparison to the loss of $2,000 for the first nine months of the prior year was due to the mix of transactional activity.

Deferred tax benefits of $6,000 for the quarter and $17,000 for the nine months compared to $15,000 and $41,000, respectively for the same prior year periods. The deferred tax benefits relate to timing differences between book and tax income related to the Canadian and German subsidiaries. The tax benefits represent a continuing partial reversal of the liability that was established during the year ended June 30, 1995.

The Company reported a net loss of $258,000 for the third quarter of fiscal 1997, compared to net income of $62,000 for the same prior year quarter. For the nine month period ended March 31, 1997, the net loss was $258,000 in comparison to net income of $275,000 for the same prior year nine months. The sales decrease, the required sustained level of investment expense in research and development, interest expense related to the level of overall debt, continued expenses related to certification of products in Europe, and the recognition of expenses related to prepaid financing were the major impacts on income.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at March 31, 1997 was $3,363,000 compared to $1,543,000 at June 30, 1996; an increase of $1,820,000 or 118.0%.

Current assets of $6,103,576 increased $1,443,000 or 31.0% from the end of fiscal 1996. This change primarily reflected an increase of $1,583,000 in cash and cash equivalents, which was mainly the result of the sale of preference stock of Photon Technology International (Canada) Inc. (see below for further discussion). The decrease in trade receivables of $533,000 or 24.0% primarily related to strong collection activity and the lower sales volume during the nine months ended March 31, 1997. The trade accounts receivable balance of $1.7 million represents 2.5 months of sales in comparison to 2.8 months of sales at June 30, 1996. The inventory level of $2.0 million at March 31, 1997, which is an increase of $123,000 or 6.5% compared to the inventory balance at June 30, 1996, reflects both a higher level of production volume to support future sales,

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

the build up of in-transit production shipment to international locations for completion of orders, which will be billed in the subsequent quarter, and new product inventory. This inventory balance represents 5.6 months of sales in inventory based on anticipated sales volume and compares to 5.3 months of sales in inventory at the end of fiscal 1996. The increase in other current assets mainly related to the timing of: (a) prepaid employee benefit insurance; (b) prepaid general insurance premiums; (c) reimbursable value added taxes (VAT) and general goods and services taxes (GST); (d) prepaid legal services; and (e) prepaid trade show deposits and related marketing costs.

Current liabilities of $2,740,000 decreased $378,000 or 12.1% in comparison to the prior year end. This decrease principally was due to: (a) reduction in notes payable to banks of $110,000 or 7.3% based the replacement of the Bank of Montreal credit facility with the Silicon Valley Bank line of credit and on the pay down of the German subsidiary bank line; (b) reduction in trade accounts payable of $43,000 or 4.3% based on payment activity; (c) lower deferred income of $42,000 or 84.1% due to revenue recognition on customer orders; and (d) a reduction in the current portion of long term debt by $194,000 or 51.0% primarily related to the modification of the working capital line of credit facility with Silicon Valley Bank (see discussion below).

On July 26, 1996 the Company secured a new working capital line of credit facility with Silicon Valley Bank for $2,000,000 (U.S.) and repaid the Bank of Montreal credit facility in full. This credit facility has a one (1) year term (expiring June 25, 1997) and carries an interest rate charge at the prime rate plus 1.5% (approximately 10.0% at March 31, 1997). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against incurred or letter of credit backed foreign receivables. No clean-up period is required during the term. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The line of credit provided $1.2 million to repay the Bank of Montreal facility. The balance outstanding at March 31, 1997 was $921,000. An inventory sublimit advance of $278,000 was applied against the line of credit on February 13, 1997 (see discussion below). The Company has not borrowed additional amounts on this line as of March 31, 1997.

Effective November 27, 1996, the working capital line of credit facility with Silicon Valley Bank was amended and restated. The modified Loan and Security Agreement (No.1) includes the following amendments: (a) change in bank covenants and waivers; (b) change in definition of certain terms used in the original loan agreement; (c) modification of the principal payment terms on the subordinated debt held by MLTV (see discussion below); and (d) inventory sublimit advances. The inventory sublimit advances are available through February 14,1997, in an amount equal to 20% of the value of the "eligible inventory" (the total amount of the advances shall not exceed $300,000). Interest on the advances is due and payable monthly and bears interest at the prime rate plus 2.0% (approximately 10.5% at March 31, 1997); and any outstanding amounts as of February 14, 1997, will be payable in ten equal monthly installments, including interest, beginning

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

February 14, 1997 and ending November 15, 1997. As of March 31, 1997, the Company is in the process of having the agreement modified (Loan and Security Agreement No. 2) in which the payments commence on March 15, 1997 and end on December 15, 1997. As of March 31, 1997, the Company has received one inventory sublimit advance of $278,000.

Bank indebtedness also includes the outstanding  balance of $213,000 US (357,000
DM) at March 31, 1997 drawn on a credit facility with the Stadparkasse Bank in Wedel, Germany. The total line of credit available is 500,000 DM, which was established in conjunction with the formation of the Germany Subsidiary (September 1994). Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

The Company entered into an agreement with New Court Credit Corporation of Toronto, Canada in March 1996 to finance the purchase of a CNC milling machine for the Canadian plant machine shop. The initial capital lease obligation was for $90,000 Canadian dollars ($66,000 US). The term of the financing is 5.5 years at an annual interest rate of 10.4% with a purchase option of $9,000 Canadian dollars at the end of the lease term. The outstanding balance at March 31, 1997, was $74,000 Canadian dollars ($53,000 US)

In March 1997 the Company entered into an agreement with New Court Credit Corporation of Toronto, Canada to finance the purchase of a second CNC milling machine for the Canadian plant machine shop. The initial capital lease was for $91,000 Canadian dollars ($66,000 US). The term of the financing is 5.5 years at an annual interest rate of 9.2%, with a purchase option of $9,100 Canadian dollars at the end of the lease term. The outstanding balance at March 31, 1997, was $90,000 Canadian dollars ($65,000 US).

The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase of the Company of the technology developed under the Joint Venture, and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt, the Company agreed to pay the principal amount of $20,000 per month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 is due at the end of the two year term. As of June 30, 1996, the Company has paid $140,000 and reduced the total outstanding balance to $651,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default under the terms of the agreement occurs. On June 21, 1996, MLTV agreed to defer four payments from June 1996 through September 1996. As of March 31, 1997, the outstanding balance remained at $651,000. The deferred amount will be subject to interest in accordance with the agreement.

As a result of the modification of the credit facility with Silicon Valley Bank on November 27, 1996, the Company has agreed to make no payments of principal on this subordinated debt to MLTV prior to December 1997 unless the Company has closed a "qualified offering" prior to such date. If a qualified offering has not closed, the Company will pay MTLV a balloon payment of $631,000. Once a qualified offering has closed, principal payments of the subordinated debt to MLTV shall resume according to the previous schedule, as provided in the terms of the subordinated note. The Company purchased the technology rights and the

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

related joint venture interest by issuing to MTLV 1,000,000 shares of the Company's common stock. The stock is unregistered and restricted. As of December 8, 1995, the 1,000,000 shares have been recorded in paid-in-capital at the fair market value of $0.875 per share (prior to the reverse split) based on the market bid price. The technology rights and joint venture interest of $875,000 is included in "other assets" as an intangible asset and will be amortized over a five (5) year period. As of June 30, 1996, the asset balance was $831,000, net of amortization of $44,000 during the fiscal year. As of March 31, 1997, the asset balance was $766,000, net of accumulated amortization of $109,000. Amortization was $66,000 for the nine months ended March 31, 1997. This agreement was a strategic one for the Company, since the Company now owns the technology rights, and no future liability for royalties exists.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five
(5) years at an interest rate of 12% per annum. Interest payments are payable only in the first twelve (12) months. This Covington Agreement includes a first option to purchase 83,333 shares of the Company's common stock at a purchase price of $3.75 per share for a term of five (5) years and a second option to purchase 133,333 shares of the Company's common stock at purchase price of $7.50 per share until October 1996. After October 31, 1996 the purchase price increased to $9.75 per share and this option expires on October 31, 1997. (The share amounts and price per share are stated on a "reverse split" basis). This debt is classified primarily as long term debt with principal payments of $36,500 due in fiscal 1997 recorded as current debt. The balance outstanding as of June 30, 1996 was $1,100,000 US ($1.5 million Canadian dollars). The balance outstanding at March 31, 1997 was $1,061,000 US ($1,469,000 Canadian dollars). Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars (approximately $4,500 US) per month for a period of forty-eight
(48) months with the balance due at the end of the term. This financing was an important source of funds during fiscal 1996 which provided for investment to expand sales territory coverage through addition of personnel, to increase marketing support, and to continue research and development efforts in both hardware and software for new products and product cost reductions. In conjunction with the issuance and sale of preference shares of Photon Technology International (Canada) Inc. to C.I. Covington Fund Inc. (see discussion below), the above referenced Option Agreement of October 31, 1995, was amended. The First Amendment Agreement to the option agreement provided for the following major changes: (a) the number of second option shares was increased by an additional 50,000 common stock shares of the Company for a total of 183,333 shares; (b) the second option price for the additional 50,000 shares is $9.00 per share (the purchase price for the original 133,333 shares remains at $9.75); and (c) the second option expiration date has been extended by twenty-four (24) months to October 31, 1999. No exercise of options has occurred through March 31, 1997.

Long term debt also includes a 400,000 DM loan ($ 291,000 US) by a private individual to the Company's wholly-owned German subsidiary, which was made on October 1, 1994. The Company began making payments of principal and interest of 10,000 German marks per month at the end of April 1995. Interest accrues from

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

October 1, 1994 through the start date of the payments at an interest rate of 5.25% plus the prevailing German bank discount rate. The loan has clauses which would allow both slower and/or faster payments contingent upon the cash flow of the German subsidiary's operations and upon agreement with the individual. As of June 30, 1996, the principal amount of 353,000 German marks ($231,000 US) was outstanding, and as of March 31, 1997, the principal amount outstanding was 257,000 DM ($154,000 US).

In July 1994 documents were fully executed between the Ontario Development Corporation ("ODC") and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory, and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. This loan was a "carve out" from the original ODC credit facility of $900,000 Canadian dollar limit, prior to the full payment of the outstanding balance from the Bank of Montreal credit facility in May 1995. The balance outstanding as of June 30, 1996 on the ODC fixed loan was $415,000 Canadian dollars ($304,000 US) based on specific advance requests approved through this date. Payment of principal was scheduled to start August 15, 1995 (fiscal year 1996) in that full disbursement had not occurred by June 30, 1995. The Company had been granted an extension by ODC until June 30, 1996 with principal payments in the amount of $11,597 Canadian dollars ($8,500 US) having started on July 15, 1996. The outstanding balance at March 31, 1997 was $329,000 Canadian dollars ($238,000 US). The term of repayment is forty (40) months and includes an interest rate of 6.75%. Interest has been charged on a monthly basis since the first disbursements were made in July 1994. The Company may not draw additional funds on the facility for capital equipment up to $500,000, the original facility amount, due to Ontario government budgetary constraints.

In March 1997 296,296 preference shares of Photon Technology International (Canada) Inc. ("Photon Canada," a wholly-owned subsidiary) were issued and sold to C.I. Covington Fund Inc. ("Covington") for the aggregate purchase price of $2,000,000 US.

Articles of Amendment of Photon Canada were issued effective March 7, 1997 to create a new class of non-voting, non-cumulative, non-redeemable, retractable, non-participating preference shares without nominal or par value, being the preference shares to be purchased by Covington.

The share rights for the newly created preference shares define the redemption price for each preference share as the then current market price for each common share Photon Technology International, Inc. ("Photon U.S.") plus any declared and unpaid dividends on the said preference shares.

With respect to dividends, the holders of the preference shares, in the discretion of the directors of Photon Canada, but always in preference and priority to any payment of dividends on the common shares in each year, are entitled to non-cumulative dividends at the rate of $0.50 US per share, but the holders of the preference shares are not entitled to any additional dividends whatsoever. If such dividends are not declared in any year, any right to same is forever extinguished.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Any holder (for example, Covington) of a preference share is entitled on or after March 7, 1998 to require Photon Canada to redeem all, but no less than all, of such holder's preference shares for the redemption price which is the current market price at the time of redemption. The share provisions also contain an adjustment provision in relation to the redemption price on the basis that each preference share is and is intended to be the equivalent of each common share of Photon U.S., to the effect that any change in the equivalence of the preference shares with the common shares of Photon U.S., as determined in good faith by the board of directors of Photon U.S., will result in such adjustment to the redemption price as is required to re-establish such equivalence.

The holders of the preference shares are not entitled to participate in any distribution of property of Photon Canada among its shareholders other than to received an amount equal to the redemption price for their shares and no more.

The aggregate purchase price of the preference shares of $2,000,000, net of financing costs of $24,176, for a net amount of $1,975,824 is shown as minority interest on the consolidated balance sheet, since the shares are owned by Covington and not by the Company (Photon U.S.).

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

The payment of interest, principal and fees have been increasing as the Company completes new financing agreements and maximizes the use of the available short term credit lines to support working capital requirements. The Company's financing to date has been primarily debt through operating short term lines of credit, term loans, and subordinated debt and equity financing. The Company's bank lines of credit, which are supported by sales generated trade accounts receivable, have limited borrowing capacity at this time because these lines of credit are close to the maximum qualified borrowing levels. The term loans, which had deferred principal payments are now under scheduled payment

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

agreements. The subordinated debt -- MLTV ($600,000) and Covington Capital ($1.1 million) -- totals $1.7 million, and will require payments of $400,000 on an annual basis (with interest and principal as applicable) until the end of the respective terms when balloon payments come due -- MLTV in December 1997 (fiscal year 1998) and Covington Capital in October 2000 (fiscal year 2001).

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

Item 2.  Changes in Securities.

         The Articles of Amendment of Photon Technology International (Canada) Inc. (a wholly-owned subsidiary) were issued, effective March 7, 1997, to create a new class of unlimited number of non-voting, non-cumulative, non-redeemable, retractable, non-participating preference shares without nominal or par value. As of March 31, 1997, 296,296 preference shares of Photon Technology International (Canada) Inc. have been issued and are outstanding.

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

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      The following exhibits are included herewith:

                  (1) Articles of Amendment of Photon  Technology  International
                      (Canada) Inc., dated March 7, 1997.

                  (2) Special   Resolutions   of  the  sole  Director  and  sole
                      Shareholder of Photon Technology International (Canada) Inc., dated March 7, 1997.

                  (3) Purchase  Agreement and Put Agreement,  effective March 7,
                      1997, by and among C.I. Covington Fund Inc., Photon Technology International (Canada) Inc., and Photon Technology International, Inc.

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: May 14, 1997                        By:/s/ Charles G. Marianik
                                             -----------------------
                                             Charles G. Marianik
                                             President, Chief Executive Officer
                                             and Chairman of the Board
                                             (Principal Executive Officer)




Date:  May 14, 1997                      By: /s/Ronald J. Kovach
                                             -------------------
                                             Ronald J. Kovach
                                             Senior Vice President, Corporate
                                             Secretary, and Director

                              ARTICLES OF AMENDMENT

1.       The present name of the corporation is:

         PHOTON TECHNOLOGY INTERNATIONAL (CANADA) INC.

2.       The name of the corporation is changed to (if applicable):

3.       Date of incorporation/amalgamation:
                  12 June 1987

4.       The articles of the corporation are amended as follows:

1.       To  create  a  new  class  of  an  unlimited   number  of   non-voting,
         non-cumulative,    non-redeemable,    retractable,    non-participating
         preference shares without nominal or par value.

2. The rights, privileges, restrictions and conditions attaching to the common shares and preference shares are as follows:

(a)      COMMON SHARE RIGHTS

         (I)      Voting Rights:

The holders of the common shares shall be entitled to vote at all meetings of shareholders of the corporation on the basis of one vote for each common share held, except meetings at which only holders of a specified class of shares are entitled to vote.

         (ii)     Dividends:

The holders of the common shares shall be entitled to receive, subject to the rights of the holders of any other classes of shares, any dividends declared on the common shares by the directors of the corporation.

         (iii)    Distribution of Remaining Property:

The holders of the common shares shall be entitled to receive, subject to the rights of the holders of any other classes of liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary.

(b)      PREFERENCE SHARE RIGHTS

         (I)      Definitions:

In these share conditions, the following words and phrases shall have the following meanings:

         "redemption amount" of each preference share means the then current market price of each common share of Photon U.S.;

         "current market price" of each common share of Photon U.S. or other securities or property means on any given date the simple average of the closing prices (or if there were no sales on such date, the mean between the closing bid and ask quotations on such date) per common share of Photon U.S. or other securities or property on the principal trading market therefor for any 20 consecutive trading days selected by the corporation commencing not later than 45 trading days before such date, or, if such common shares or other securities or property are not traded on a published market during such 45 day period for at least 20 consecutive trading days, a price to be established in good faith by the board of directors of the corporation as the fair market value of such common shares or other securities or property;

         "redemption price" of each preference share means the redemption amount plus an amount equal to all dividends which have at the relevant time been declared on the said share but which have not then been paid, if any;

         "Act" means the Business Corporations Act (Ontario);  and

         "Photon   U.S."  means  Photon   Technology   International,   Inc.,  a
corporation incorporated under the laws of the State of New Jersey.

         (ii)     Voting Rights:

The holders of the preference shares shall not be entitled to receive notice of or to attend or vote at any meetings of shareholders of the corporation except where required under the Act.

         (iii)    Fixed Non-Cumulative Dividends:

Subject to the Act, the holders of the preference shares shall in each financial year of the corporation in the discretion of the directors, but always in preference and priority to any payment of dividends on the common shares for that year, be entitled to non-cumulative dividends at the rate of $0.50 per share. In any financial year, after providing for the full dividend on the preference shares, the directors may, in their discretion, declare dividends on the common shares in such amounts as they may determine. The holders of the preference shares shall not be entitled to any dividend other than as provided for in this section.

If in any financial year of the corporation, the board of directors in its discretion shall not declare the non-cumulative dividends or any part thereof on the preference shares for such year, then the rights of the holders of the preference shares to such dividends or to any undeclared part thereof for such year shall be forever extinguished.

         (iv)     Redemption Rights:

The corporation shall not be entitled to redeem the whole or any part of the issued preference shares except as provided in paragraph (v) below.

         (v)      Retraction Rights:

Subject to the Act, at any time on or after March 7th, 1998, a holder of any preference share shall be entitled to require the corporation to redeem all, but not less than all of the preference shares registered in the name of such holder on the books of the corporation. A holder of such shares wishing redemption shall tender to the corporation at its registered office a request in writing (the"redemption notice") specifying that the holder desires to have all of the preference shares registered in the holder's name redeemed by the corporation and the business day, which shall not be less than thirty (30) days after the day on which the request in writing is given to the corporation, on which the holder desires to have the corporation redeem the said shares (the "redemption date"), together with the share certificate(s) representing the preference shares which the registered holder desires to have the corporation redeem. On receipt of the redemption notice and said share certificate(s), the corporation shall, on or before the redemption date, redeem the shares by paying to the registered holder an amount equal to the redemption price determined as at the date of the redemption notice (or if not a business day, on the next following business day). Payment shall be made by cheque payable at any branch in Canada of one of the corporation's bankers for the time being. The preference shares shall be redeemed on the date that such payment is made and from that date the redeemed shares shall cease to be entitled to dividends and the holder shall not be entitled to exercise any of the rights of a shareholder in respect of the said shares, unless payment of the redemption price is not made on or before the redemption date, in which case the rights of the holder of the said shares shall remain unaffected.

         (vi)     Adjustment to Redemption Amount:

The redemption amount was determined on the basis that each preference share is and is intended to be the equivalent of each common share of Photon U.S. outstanding on the date hereof. Accordingly, if at any time before the retraction rights are fully exercised any change occurs in the capital of Photon U.S. or the corporation which has the effect of changing the equivalence of the preference shares and the common shares of Photon U.S., as determined in good faith by the board of directors of Photon U.S., the redemption amount will be adjusted as required to re-establish that equivalence. Without limiting the generality of the foregoing, if, at any time before the retraction rights are fully exercised, Photon U.S.:

         (a) subdivides its common shares (which shall be read to include the effect of any issue of common shares to its shareholders in their capacity as such, whether as dividends either in the ordinary course of business or by way of stock split or otherwise or for no consideration or less than fair value consideration) or consolidates its common shares, the appropriate proportionate increase or decrease, as the case requires, shall be made to the price that, but for the adjustment, would be the redemption amount; or

         (b) effects any reorganization or reclassification of its share capital, or a merger or amalgamation with any other corporation, the redemption amount shall thereafter be equal to the current market price of the securities and other property into which each common share of Photon U.S. has been changed, reclassified or converted.

         (vii)    Distribution of Property:

In the event of the liquidation, dissolution or winding up of the corporation, whether voluntary or involuntary, the holders of the preference shares shall be entitled to receive, before any distribution of any part of the assets of the corporation among the holders of the common shares, an amount equal to the redemption price for their shares and no more.

5. The amendment has been duly authorized as required by Sections 168 and 170 (as applicable) of the Business Corporations Act.

6.       The   resolution   authorizing   the  amendment  was  approved  by  the
         shareholders/directors (as applicable) of the corporation on

                                  7 March, 1997


These articles are signed in duplicate.

                                                 PHOTON TECHNOLOGY
                                                 INTERNATIONAL (CANADA) INC.


                                        By/Par: /s/____________________Secretary

SPECIAL RESOLUTIONS OF THE SOLE DIRECTOR AND SOLE SHAREHOLDER OF
PHOTON TECHNOLOGY INTERNATIONAL (CANADA) INC.

WHEREAS it is in the interests of the corporation to issue and sell to C.I. Covington Fund Inc. ("Covington") two hundred ninety-six thousand, two hundred ninety-six (296,296) preference shares of the corporation for a price of U.S. $2,000,000.00, and to enter into a purchase agreement and such other related agreements with Covington as the president of the corporation, in his sole discretion may deem necessary or advisable;

AND WHEREAS pursuant to the unanimous shareholder agreement of the corporation dated as of the 28th day of September, 1987, the directors of the corporation are relieved from their rights and powers and the sole shareholder of the corporation has assumed all such rights and powers;


NOW THEREFORE BE IT RESOLVED AS SPECIAL RESOLUTIONS THAT:

              SALE OF PREFERENCE SHARES TO C.I. COVINGTON FUND INC.

1. The acceptance by Charles G. Marianik, president of the corporation, on behalf of the corporation, of the terms of sale of the said 296,296 preference shares of the corporation to Covington is hereby ratified, approved and confirmed.

2. The corporation do enter into, execute and deliver to Covington a purchase agreement (the "Purchase Agreement") in respect of the said sale of preference shares to Covington for U.S. $2,000,000.00 substantially in the form of the draft Purchase Agreement presented to the sole shareholder, subject to such alterations, amendments or additions to which the president of the corporation may agree, the president hereby being authorized in that regard, and such other documents and agreements as may be required in relation thereto (collectively the "Documents").

3. Upon payment of the purchase price for the preference shares, the corporation do allot and issue to Covington 296,296 fully paid and non-assessable preference shares of the corporation, and deliver a share certificate therefor, all as provided in the said Purchase Agreement.

4. The execution by the president of the corporation of the Documents shall be conclusive proof of his agreement to any amendments, alterations or additions incorporated therein and his authority herein to agree to same.

5. The president of the corporation alone be and he is hereby authorized to execute and deliver the Documents on behalf of the corporation and each of the officers of the corporation is hereby authorized to execute all such other documents and writings and to do all such acts and things as may be necessary or desirable for fulfilling the corporation's obligations under the Documents and each of them.

EACH OF THE FOREGOING FIVE (5) SPECIAL RESOLUTIONS is hereby consented to by the signature of the sole director of the corporation pursuant to the Business Corporations Act (Ontario) this 7th day of March, 1997.

/s/Michael Beattie
------------------
MICHAEL BEATTIE

EACH OF THE FOREGOING FIVE (5) SPECIAL RESOLUTIONS is hereby consented to by the signature of the sole shareholder of the corporation pursuant to the Business Corporations Act (Ontario) this 7th day of March, 1997.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

Per: ___________________________________
           Duly Authorized Officer

                               PURCHASE AGREEMENT


                  THIS AGREEMENT is made as of this 7th day of March, 1997

B E T W E E N:

                         C.I. COVINGTON FUND INC., a corporation incorporated under the laws of Canada

                         (the "Purchaser")

                         - and -

                         PHOTON  TECHNOLOGY   INTERNATIONAL   (CANADA)  INC.,  a
                         corporation incorporated under the laws of Ontario

                         ("Photon")

                         -and -

                         PHOTON TECHNOLOGY INTERNATIONAL, INC., a corporation incorporated under the laws of the State of New Jersey

                         ("Photon U.S.")



                  The parties hereto agree as follows:

Purchase of Preferred Shares

1. The Purchaser shall purchase from Photon and Photon shall issue and sell to the Purchaser 296,296 preferred shares (the "Purchased Shares") in the capital of Photon for an aggregate purchase price of U.S. $2,000,000 (the "Purchase Price"). The Purchased Shares shall have rights, privileges, restrictions and conditions substantially in the form of those set out in Schedule "A" attached hereto.

2. The purchase and sale of the Purchased Shares shall be completed on March 7, 1997 (the "Closing") at 2:00 p.m. at the offices of the Purchaser's solicitors, Tory Tory DesLauriers & Binnington, Suite 3000, Aetna Tower, Toronto-Dominion Centre, Toronto, Ontario, M5K 1N2. At the Closing, the Purchaser will pay the Purchase Price by certified cheque or bank draft to Photon against delivery to the Purchaser of the share certificate representing the Purchased Shares.

3. The Purchaser agrees that, for so long as the put agreement dated the date hereof between the Purchaser and Photon U.S. (the "Put Agreement") remains in full force and effect, the Purchaser will not exercise its right, pursuant to the rights, privileges, restrictions and conditions attaching to the Purchased Shares, to require Photon to redeem the Purchased Shares unless Photon U.S. is in default of its obligation to purchase the Purchased Shares from the Purchaser pursuant to the Put Agreement for a period of 10 days.

Covenants of Photon and Photon U.S.

4. Photon and Photon U.S. jointly and severally covenant and agree with the Purchaser that, so long as the Purchaser continues to be a shareholder of Photon or Photon U.S.:

         (a) Photon will use the proceeds from the sale of the Purchased Shares under this Agreement only for the purposes of ;

         (b) Photon will not use the proceeds from the sale of the Purchased Shares under this Agreement for any of the purposes set out in Schedule "B" attached hereto;

         (c) each of Photon and Photon U.S. will maintain its corporate existence; carry on and conduct its business in a proper and efficient manner and in accordance with all applicable laws; not materially alter the kind of business carried on by it; observe and perform all of its obligations under leases, licences and other agreements to which it is a party so as to preserve and protect its property and the income therefrom; and keep proper books of account with correct entries of all transactions in relation to its business;

         (d) each of Photon and Photon U.S. will pay or cause to be paid, all costs, liabilities, taxes, levies or assessments properly payable or validly assessed or imposed upon it as and when the same shall become due and payable, save and except when and so long as the validity of the costs, liabilities, taxes, levies or assessments is being contested by it diligently and in good faith;

         (e) Photon U.S. will furnish or cause to be furnished to the Purchaser concurrently with the filing thereof, copies of all 10-K, 10-Q or similar reports and all other disclosure documents of Photon U.S. filed with the relevant securities regulatory authorities;

         (f) each of Photon and Photon U.S. will give the Purchaser prompt written notice of any material adverse change in the condition, financial or otherwise, of its or Photon U.S.'s business;

         (g) each of Photon and Photon U.S. will notify the Purchaser promptly of the details of any material claims or litigation affecting Photon or Photon U.S.; and

         (h) each of Photon and Photon U.S. will not, without the prior written consent of the Purchaser (which consent shall not be unreasonably withheld or delayed), amend or permit to be amended any Material Contract (as defined below) in a manner that may have a material adverse effect upon the business or prospects of Photon or Photon U.S.

Representations and Warranties of Photon and Photon U.S.

5. Photon and Photon U.S. hereby jointly and severally represent and warrant to the Purchaser as follows:

         (a) Photon is duly incorporated and validly existing under the laws of Ontario;

         (b) The authorized capital of Photon consists of common shares and preferred shares, of which common shares and no preferred shares have been duly issued and are outstanding as fully paid and non-assessable.

         (c) Photon has the corporate power and capacity to enter into, and to perform its obligations under, this Agreement. The execution, delivery and performance of this Agreement and all other agreements, instruments and documents required to be delivered by Photon at the Closing have been duly authorized by all necessary corporate action on the part of Photon. This Agreement has been duly executed and delivered by Photon and is a valid and binding obligation of Photon, enforceable in accordance with its terms, subject to the usual exceptions as to bankruptcy and the availability of equitable remedies;

         (d) the entering into of this Agreement, the issue and sale of the Purchased Shares and the performance by Photon of its obligations under this Agreement will not contravene, breach or result in any default under the articles, by-laws, constating documents or other organizational documents of Photon or under any mortgage, lease, agreement, other legally binding instrument, licence, permit, statute, regulation, order, judgment, decree or law to which it is party or by which it may be bound;

         (e) no authorization, consent or approval of, or filing with or notice to, any governmental agency, regulatory body, court or other third party, other than those already obtained, is required in connection with the execution, delivery or performance of this Agreement by Photon or the issue and sale of the Purchased Shares hereunder;

         (f) there are no agreements or restrictions which limit or restrict the issue of the Purchased Shares to the Purchaser;

         (g) the audited consolidated financial statements of Photon U.S. and its subsidiaries (including Photon) for the year ended June 30, 1996 and the unaudited interim consolidated financial statements of Photon U.S. and its subsidiaries (including Photon) for the period ended , 1997 are true and correct, have been prepared in accordance with generally accepted accounting principles consistently applied (subject to usual year-end adjustments in the case of the interim financial statements) and fairly present the financial position of Photon U.S. and its subsidiaries (including Photon) and the results of their operations at the times and for the periods indicated and Photon U.S. and its subsidiaries (including Photon) have no outstanding liabilities, contingent or otherwise, other than those disclosed in the audited financial statements and trade or business obligations subsequently incurred in the ordinary course of business and the provisions for taxes in the audited and interim financial statements are adequate to cover all taxes, including interest and penalties, payable in respect of the operations and other transactions of Photon U.S. and its subsidiaries (including Photon) for all periods up to , 1997.

         (h) the agreements (the "Material Agreements') set out in Schedule "C" attached hereto are all the agreements which could be considered material to the operations, financial or otherwise, of Photon [and Photon U.S.] and all of the Material Contracts are in full force and effect on the date hereof and constitute valid, legal and binding obligations of Photon or Photon U.S., as the case may be, in accordance with their terms, and none of the Material Contracts have been amended since the date of their execution and delivery;

         (i)      Photon has no subsidiaries;

         (j) there are no agreements, options, warrants, rights of conversion or other rights pursuant to which Photon is, or may become, obligated to issue any shares or any securities convertible or exchangeable, directly or indirectly, into any shares of Photon;

         (k) except for that of which the Purchaser has been made aware in writing, Photon is not party to any unanimous or other shareholders' agreement which limits the powers of its board of directors to direct the management of the business and affairs of Photon;

         (l) each of Photon and Photon U.S. is conducting its business in compliance with all applicable laws, regulations, by-laws and ordinances of each jurisdiction in which it conducts its business;

         (m) each of Photon and Photon U.S. holds all permits, licences, approvals and franchises (collectively, "permits") which it requires, or is required to have, to own its properties and assets and to carry on its business as presently conducted by it. All such permits are in full force and effect; Photon and Photon U.S. are in compliance with all the terms and conditions relating to such permits; and there are no proceedings in progress, pending or threatened which may result in revocation, cancellation, suspension or any adverse modification of any such permits;

         (n) there is no court, administrative, regulatory or similar proceeding (whether civil, quasi-criminal or criminal); arbitration or other dispute settlement procedure; investigation or inquiry by any governmental, administrative, regulatory or similar body; or any similar matter or proceeding (collectively "proceedings") against or involving Photon or Photon U.S. (whether in progress or threatened) which, if determined adversely to Photon or Photon U.S., would materially adversely affect the business or the financial condition or future prospects of Photon or Photon U.S., no event has occurred which might give rise to any proceedings and there is no judgment, decree, injunction, rule, award or order of any court, government department, board, commission, agency, arbitrator or similar body outstanding against Photon or Photon U.S.;

         (o) neither Photon nor Photon U.S. is in material default or breach of any contract, agreement, lease or instrument to which it is a party or by which it may be bound and there exist no state of facts which after notice or lapse of time, or both would constitute such a default or breach, and all such contracts, agreements, leases and other instruments are now in good standing and Photon or Photon U.S., as the case may be, is entitled to all benefits, rights and privileges thereunder;

         (p) the corporate records and minute books of Photon and Photon U.S. contain complete and accurate minutes of all meetings of directors and committees thereof and shareholders held since its date of incorporation, and all such meetings were duly called and held. The share certificate books, register of shareholders, register of transfers and registers of directors of Photon and Photon U.S. are complete and accurate;

         (q) Photon pays 50 per cent or more of its wages and salaries to employees whose ordinary place of employment is a permanent establishment of Photon located in the Province of Ontario;

         (r) Photon has 50 per cent or more of its full-time employees employed in an active business carried on by Photon in the Province of Ontario;

         (s) the total assets of the Group do not exceed $50,000,000 (in this Agreement, "Group" means Photon together with all related corporations and partnerships within the meaning of the Labour Sponsored Venture Capital Corporations Act, 1992 (Ontario), as amended);

         (t)      the Group does not have more than 500 employees;

         (u) neither Photon nor Photon U.S. is aware of any material facts or circumstances which have not been disclosed to Purchaser in writing that may have a material adverse impact on Photon or Photon U.S.; and

         (v) the foregoing representations and warranties will be true on and as of the Closing with the same effect as if made on and as of the Closing.

Representations and Warranties of the Purchaser

6. The Purchaser hereby represents and warrants to Photon and Photon U.S. as follows:

         (a) The Purchaser is duly incorporated and validly existing under the laws of Canada;

         (b) The Purchaser has the corporate power and capacity to enter into, and to perform its obligations under, this Agreement and the Put Agreement. The execution, delivery and performance of this Agreement, the Put Agreement and all other agreements, instruments and documents required to be delivered by the Purchaser at Closing have been duly authorized by all necessary corporate action on the part of the Purchaser. Each of this Agreement and the Put Agreement has been duly executed and delivered by the Purchaser and is a valid and binding obligation of the Purchaser, enforceable in accordance with its terms, subject to the usual exceptions as to bankruptcy and the availability of equitable remedies;

         (c) the entering into of this Agreement and the Put Agreement, the purchase of the Purchased Shares and the performance by the Purchaser of any of its obligations thereunder, will not contravene, breach or result in any default under the articles, by-laws, constating documents or other organizational documents of the Purchaser or under any mortgage, lease, agreement, other legally binding instrument, licence, permit, statute, regulation, order, judgment, decree or law to which it is party or by which it may be bound; and

         (d) the foregoing representations and warranties will be true on and as of the Closing with the same effect as if made on and as of the Closing.

Time of the Essence

7.       Time is of the essence of this Agreement.

Governing Law

8. This Agreement will be governed by and construed in accordance with the laws of the Province of Ontario and the laws of Canada applicable therein.

Counterparts

9. This Agreement may be signed in counterparts and each of such counterpart shall constitute an original document and such counterparts, taken together, shall constitute one and the same instrument.

                                   C.I. COVINGTON FUND INC.

                                   /s/M. Grant Brown
                                   -----------------
                                   M. Grant Brown


                                   PHOTON TECHNOLOGY INTERNATIONAL (CANADA INC.)

                                   /s/Charles Marianik
                                   Charles Marianik
                                   President and Chief
                                   Executive Officer


                                   PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                   /s/Charles Marianik
                                   Charles Marianik
                                   President and Chief
                                   Executive Officer

                                  SCHEDULE "A"


                             PREFERENCE SHARE RIGHTS

(i) Definitions:


In these share conditions, the following words and phrases shall have the following meanings:

"redemption amount" of each preference share means the then current market price of each common share of Photon U.S.;

"current market price" of each common share of Photon U.S. or other securities or property means on any given date the simple average of the closing prices (or if mere were no sales on such date, the mean between the closing bid and ask quotations on such date) per common share of Photon U.S. or other securities or property on the principal trading market therefor for any 20 consecutive trading days selected by Photon commencing not later than 45 trading days before such date, or, if such common shares or other securities or property are not traded on a published market during such 45 day period for at least 20 consecutive trading days, a price to be established in good faith by the board of directors of Photon as the fair market value of such common shares or other securities or property;

"redemption price" of each preference share means the redemption amount plus an amount equal to all dividends which have at the relevant time been declared on me said share but which have not then been paid, if any;

"Act" means the Business Corporations Act (Ontario); and

"Photon U.S." means Photon Technology International, Inc., a corporation incorporated under the laws of the State of New Jersey.


(ii) Voting Rights:

The holders of the preference shares shall not be entitled to receive notice of or to attend or vote at any meetings of shareholders of Photon except where required under the Act.


(iii) Fixed Non-Cumulative Dividends:

Subject to the Act, the holders of the preference shares shall in each financial year of Photon in the discretion of the directors, but always in preference and priority to any payment of dividends on the common shares for that year, be entitled to non-cumulative dividends at the rate of $0.50 per share. In any financial year, after providing for the full dividend on the preference shares, the directors may, in their discretion, declare dividends on the common shares in such amounts as they may determine. The holders of the preference shares shall not be entitled to any dividend other than as provided for in this section.


If in any financial year of Photon, the board of directors in its discretion shall not declare the non-cumulative dividends or any part thereof on the preference shares for such year, then the rights of the holders of the preference shares to such dividends or to any undeclared part thereof for such year shall be forever extinguished.


(iv) Redemption Rights:

Photon shall not be entitled to redeem the whole or any part of the issued preference shares except as provided in paragraph (v) below.


(v) Retraction Rights:

Subject to the Act, at any time on or after March 7th, 1998, a holder of any preference share shall be entitled to require Photon to redeem all, but not less than all of the preference shares registered in the name of such holder on me books of Photon. A holder of such shares wishing redemption shall tender to Photon at its registered office a request in writing (the "redemption notice") specifying that the holder desires to have all of the preference shares registered in the holder's name redeemed by Photon and the business day, which shall not be less than thirty (30) days after the day on which the request in writing is given to Photon, on which the holder desires to have Photon redeem the said shares (the "redemption date"), together with the share certificate(s) representing the preference shares which the registered holder desires to have photon redeem. On receipt of the redemption notice and said share certificate(s), Photon shall, On or before the redemption date, redeem the shares by paying to the registered holder an amount equal to the redemption price determined as at the date of the redemption notice (or if not a business day, on the next following business day). Payment shall be made by cheque payable at any branch in Canada of one of Photon's bankers for the time being. The preference shares shall be redeemed on the date that such payment is made and from that date the redeemed shares shall cease to be entitled to dividends and the holder shall not be entitled to exercise any of the rights of a shareholder in respect of the said shares, unless payment of the redemption price is not made on or before the redemption date, in which case the rights of the holder of the said shares shall remain unaffected.


(vi) Adjustment to Redemption Amount:

The redemption amount was determined on the basis that each preference share is and is intended to be the equivalent of each common share of Photon U.S. outstanding on the date hereof. Accordingly, if at any time before the retraction rights are fully exercised any change occurs in the capital of Photon U.S. or Photon which has the effect of changing the equivalence of the preference shares and the common shares of Photon U.S., as determined in good faith by the board of directors of Photon U.S., the redemption amount will be adjusted as required to reestablish that equivalence. Without limiting the generality of the foregoing, if, at any time before the retraction rights are fully exercised, Photon U.S.:


      (a) subdivides its common shares (which shall be read to include the effect of any issue of common shares to its shareholders in their capacity as such, whether as dividends either in the ordinary course of business or by way of stock split or otherwise or for no consideration or less than fair value consideration) or consolidates its common shares, the appropriate proportionate increase or decrease, as the case requires, shall be made to the price that, but for the adjustment, would be me redemption amount; or


      (b) effects any reorganization or reclassification of its share capital, or a merger or amalgamation with any other corporation, the redemption amount shall thereafter be equal to the current market price of the securities and other property into which each common share of Photon U.S. has been changed, reclassified or converted.


(vii) Distribution of Property:

In the event of the liquidation, dissolution or winding up of Photon, whether voluntary or involuntary, the holders of the preference shares shall be entitled to receive, before any distribution of any part of the assets of Photon among the holders of the common shares, an amount equal to the redemption price for their shares and no more.

                                  SCHEDULE "B"




         Photon shall not use the proceeds of the issue of the Purchased Shares for any of the following purposes:

         (i)      relending;

         (ii)     investment  in  land  except  land  that  is  incidental   and
                  ancillary to the business activity or activities in which Photon is primarily engaged;

         (iii)    reinvestment outside Canada;

         (iv)     purchasing or acquiring the securities of any person;

         (v) financing the purchase or sale of goods or services provided to Photon by or through a shareholder of Covington or a person related to a shareholder of Covington;

         (vi)     the payment of dividends;

         (vii)    the return of capital to a shareholder of Photon; or

         (viii) the payment of the principal amount of outstanding liabilities owing to shareholders of Covington or to persons related to such shareholders.

                                  PUT AGREEMENT


                  THIS AGREEMENT is made the 7 day of March, 1997

B E T W E E N:


                         PHOTON TECHNOLOGY INTERNATIONAL, INC., a corporation incorporated under the laws of the State of New Jersey

                         ("Photon U.S.")

                         - and -

                         C.I. COVINGTON FUND INC., a corporation incorporated under the laws of Canada

                         ("Covington")

RECITALS:

A. Photon U.S. owns all of the issued and outstanding common shares in the capital of Photon Technology International (Canada) Inc. ("Photon Canada");

B.       Covington  owns  296,296  preference  shares in the  capital  of Photon
         Canada;

C. Photon U.S. has agreed to grant to Covington the right to require Photon U.S. to purchase from Covington the 296,296 preference shares on the terms and conditions contained in this Agreement.

                  NOW THEREFORE in consideration of the sum of $1.00 now paid by Covington to Photon U.S. and other good and valuable consideration (the receipt and sufficiency of which are hereby acknowledged), the parties hereto agree as follows:

1.        Definitions

                  "Common Shares" means the common shares in the capital of Photon U.S. as such shares exist at the date hereof, or any other shares or other securities or property which derive therefrom;

                  "Current Market Price" of the Common Shares or other securities or property at any date means the simple average of the closing prices (or if there were no sales on any particular day, the mean between the closing bid and ask quotations on such day) per Common Share or other securities or property on the principal trading market therefor for any 20 consecutive trading days selected by Photon U.S. commencing not later than 45 trading days before such date, or, if such Common Shares or other securities or property are not traded on a published market during such 45 day period for at least 20 consecutive trading days, a price to be established in good faith by the board of directors of the Corporation as the fair market value of the Common Shares or other securities or property; and

                  "Purchase Agreement" means the Purchase Agreement dated the date hereof between Covington, Photon U.S. and Photon Canada pursuant to which Covington agrees to purchase 296,296 preference shares of Photon Canada.

2.        Grant of Put Right

                  Subject to the terms and conditions of this Agreement, Photon U.S. grants to Covington an irrevocable, transferable right (the "Put Right") to require Photon U.S. to purchase from Covington at any time or from time to time on or after March 7, 1998 some or all of the 296,296 preference shares in the capital of Photon Canada owned by Covington (the "Preference Shares"). The purchase price for each Preference Share shall be equal to the Current Market Price of the Common Shares on the last business day preceding the day on which Covington exercises the Put Right in respect of that Preference Share (the "Put Price"), subject to adjustment as provided in section 5. The Put Right may be exercised by Covington at any time on or after March 7, 1998, provided that, on each exercise, it must be exercised with respect to at least 75,000 Preference Shares, or the balance of the Preference Shares then held by Covington, if a smaller number. Upon the exercise by Covington of the Put Right, Photon U.S. agrees to purchase from Covington all Preference Shares in respect of which Covington exercises the Put Right at the Put Price.

3.        Payment of the Put Price

                  Upon the exercise by Covington of the Put Right, Photon U.S. shall satisfy the Put Price to be paid to Covington for the Preference Shares in respect of which Covington exercises its Put Right in cash or, at the option of Photon U.S., by issuing Common Shares to Covington. For this purpose, Common Shares will be deemed to have a value equal to the Current Market Price of such Common Shares on the last business day preceding the day on which Covington exercised its Put Right.

4.        Exercise of Put Right

                  To exercise the Put Right, Covington shall give notice to Photon U.S. specifying the number of Preference Shares to be tendered to it for purchase (which shall be at least 75,000 Preference Shares or such smaller number as Covington then holds), accompanied by a share certificate or certificates representing the number of Preference Shares so tendered, duly endorsed for transfer. Not later than five business days after due exercise by Covington of the Put Right, Photon U.S. shall give notice to Covington of its election of whether it will satisfy the Put Price in respect of the Preference Shares so tendered in cash or by the issue of Common Shares. If the Put Price is to be satisfied in cash, Photon U.S. shall, within one business day of sending its notice to Covington, pay the amount of the Put Price by wire transfer or by delivery of a certified cheque to Covington.

                  If the Put Price is to be satisfied by the issue of Common Shares, Covington shall have the right, instead of having such shares issued to it, to direct Photon U.S. to issue the Common Shares in the name of a third party to whom Covington simultaneously assigns its rights hereunder to acquire the shares. Photon U.S. shall comply with any such direction from Covington and shall issue, sign, register and deliver the necessary certificates representing the Common Shares as soon as reasonably practicable. Such certificates shall bear a restrictive legend to the effect that these shares cannot be sold except pursuant to an effective registration statement under the Securities Act of 1933, as amended (the "1933 Act") or unless, in the opinion of counsel to Photon U.S., an exemption from such registration exists.

                  If less than all the Preference Shares are tendered and purchased by Photon U.S. on any exercise of the Put Right, then the Put Right shall continue and remain in force as to that number of Preference Shares with respect to which Covington has not previously exercised the Put Right.

5.        Adjustment Provisions

                  The parties agree that the Put Price was determined on the basis that each Preference Share is and is intended to be the equivalent of each Common Share of Photon U.S. outstanding on the date hereof. Accordingly, if at any time before the Put Right is fully exercised, any change occurs in the capital of Photon U.S. or Photon Canada which has the effect of changing the equivalence of the Preference Shares and the Common Shares, as determined in good faith by the board of directors of Photon U.S., the Put Price will be adjusted as required to re-establish that equivalence. Without limiting the generality of the foregoing, if, at any time before the Put Right is fully exercised, Photon U.S.:

         (a) subdivides its Common Shares (which shall be read to include the effect of any issue of Common Shares to its shareholders in their capacity as such, whether as dividends either in the ordinary course of business or by way of stock split or otherwise, or for no consideration or less than fair value consideration) or consolidates its Common Shares, the appropriate proportionate increase or decrease, as the case requires, shall be made to the price that, but for the adjustment, would be the Put Price; or

         (b) effects any reorganization or reclassification of its share capital, or a merger or amalgamation with any other corporation, the Put Price shall thereafter be equal to the Current Market Price of the securities and other property into which each Common Share has been changed, reclassified or converted.

6.        Notice of Proposed Action

                  Photon U.S. shall give Covington not less than 30 days' prior notice of any action that Photon U.S. proposes to take with respect to:

         (a)      a change in the articles of Photon U.S.;

         (b) the declaration of stock dividends on the Common Shares, whether in the ordinary course of business or by way of stock split or otherwise;

         (c)      the sale of all or  substantially  all the  assets  of  Photon
                  U.S.; and

         (d)      any event of the type referred to in section 5.

                  The notice shall set out in sufficient detail the proposed action so as to permit a full understanding and assessment thereof, including the amounts involved and the effective dates thereof. This notice requirement shall have been satisfied if the nominee director of Covington on the board of directors of Photon U.S. receives a copy of the information provided to the said board of directors concerning such matter.

7.        Representations and Warranties of Photon U.S.

                  Photon U.S. represents and warrants to Covington as follows:

         (a) Photon U.S. is incorporated and is an existing corporation under the laws of the State of New Jersey;

         (b) the authorized capital of Photon U.S. consists of 500 shares of preferred stock of which no shares are issued or outstanding and 3,333,333 Common Shares of which 1,292,477 Common Shares were, on February 28, 1997, validly issued and outstanding as fully paid and non-assessable. The number of issued and outstanding Common Shares has not materially increased since that date;

         (c) except as Photon U.S. has disclosed in its public filings and existing options in favour of Covington, there are no agreements, options, warrants, rights of conversion or other rights pursuant to which Photon U.S. is or may become obligated to issue Common Shares or any securities convertible or exchangeable, directly or indirectly, into Common Shares;

         (d) Photon U.S. has the corporate power and capacity to enter into, and to perform its obligations under, this Agreement and the Purchase Agreement and such agreements have been duly executed and delivered by Photon U.S. and are valid and binding obligations of Photon U.S., enforceable against it in accordance with their terms;

         (e) the issue of the Common Shares upon the exercise of the Put Right has been authorized by all necessary corporate action of Photon U.S. and Common Shares issuable upon the exercise of the Put Right shall be issued as fully paid and non-assessable shares in the capital of Photon U.S.;

         (f) neither the entering into of this Agreement and the Purchase Agreement, nor the performance by Photon U.S. of any of its obligations thereunder will contravene, breach or result in any default under the articles, by-laws, constating documents or other organizational documents of Photon U.S. or under any mortgage, lease, agreement, other legally binding instrument, licence, permit, statute, regulation, order, judgment, decree or law to which it is a party or by which it may be bound; and

         (g) no authorization, consent or approval of, or filing with or notice to, any governmental agency, regulatory body, court or other person is required in connection with the execution, delivery or performance of this Agreement and the Purchase Agreement by Photon U.S. or the issue of any Common Shares pursuant hereto, other than the approval of the securities exchanges and/or markets on which the Common Shares are to be listed and the filing of a registration statement or similar document required for the purposes of making the Common Shares freely tradeable securities in the United States of America.

8.        Covenants of Photon U.S.

                  Photon U.S. covenants with Covington that so long as the Put Right remains outstanding:

         (a) it shall maintain its corporate existence; carry on and conduct its business in a proper and efficient manner and in accordance with all applicable laws; not materially alter the kind of business carried on by it; observe and perform all of its obligations under leases, licences and other agreements to which it is a party so as to preserve and protect its property and the income therefrom; and keep proper books of account with correct entries of all transactions in relation to its business;

         (b) it shall furnish or cause to be furnished to Covington concurrently with the filing thereof, copies of all 10-K, 10-Q or similar reports and all other disclosure documents of Photon U.S.
                  filed with the relevant securities regulatory authorities;

         (c) it shall reserve and keep available out of its authorized Common Shares a sufficient number of Common Shares for the purpose of enabling it to satisfy its obligation to issue Common Shares upon the exercise of the Put Right;

         (d) it shall, from time to time upon the demand of Covington, prepare and file a registration statement with the Securities and Exchange Commission with respect to the Common Shares that have been issued upon the exercise of the Put Right, within thirty (30) days of such demand and thereafter use its best efforts to cause such registration statement to become effective under the 1933 Act (it being understood that such demand will apply only to Common Shares issued at the time of the demand), provided that the expenses incurred in complying with such demand will be paid by Photon U.S. the first two times Covington makes such demand and will thereafter be paid by Covington; and

         (e) it shall from time to time take all action which may be necessary so that the Common Shares issuable upon the exercise of the Put Right will, immediately upon their registration under the 1933 Act, be listed on the principal securities exchanges and/or markets within the United States of America and Canada, if any, on which the Common Shares are then listed.

9.        Assignment

                  Covington shall be entitled at any time and from time to time to transfer and assign to any person all or part of the Preference Shares and its rights under this Agreement relating thereto, provided that such person enters into an agreement with Photon U.S., in form and substance satisfactory to Photon U.S., pursuant to which such person agrees to be bound by the provisions of this Agreement. In such agreement, Photon U.S. shall also confirm the Put Right and consent to the assignment of Covington's rights under this Agreement to such person, in form satisfactory to Covington and such person.

10.       Filing of Agreement and Notice to Register

                  A copy of this Agreement shall be filed in the minute book of Photon U.S. and Photon U.S. shall give notice of this Agreement to the registrar, if any, of the Common Shares.

11.       Submission to Jurisdiction

                  Photon U.S. agrees that any suit, action or proceeding arising out of or relating to this Agreement or the Purchase Agreement against it or any of its assets may be brought in any court of the Province of Ontario or Canada (or, at the option of Covington in the Federal Court of Canada, if within that court's jurisdiction) and Photon U.S. hereby irrevocably and unconditionally attorns and submits to the jurisdiction of such courts over the subject matter of any such suit, action or proceeding. Photon U.S. irrevocably waives and agrees not to raise any objection it might now or hereafter have to any such suit, action or proceeding in any such court including, without limitation, any objection that the place where such court is located is an inconvenient forum or that there is any other suit, action or proceeding in any other place relating in whole or in part to the same subject matter. Photon U.S. agrees that any judgment or order in any such suit, action or proceeding brought in such a court shall be conclusive and binding upon it and consents to any such judgment or order being recognized and enforced in the courts of its jurisdiction of incorporation or any other courts, by registration or homologation of such judgment or order, by a suit, action or proceeding upon such judgment or order, or any other means available for enforcement of judgments or orders, at the option of Covington, provided that service of any required process is effected upon it in the manner specified in section 12 or as otherwise permitted by law. Nothing in this section 11 shall restrict the bringing of any such suit, action or proceeding in the courts of any other jurisdiction.

12.       Attorney for Service

                  Photon U.S. irrevocably appoints Photon Canada, at the following address: 347 Consortium Court, London, Ontario, N6E 2S8 its authorized attorney and agent to accept and acknowledge, for and on behalf of Photon U.S., service of any and all process in the Province of Ontario, Canada in any suit, action or proceeding arising out of or relating to this Agreement or the Purchase Agreement. Photon U.S. agrees that service of process upon such attorney and agent by delivering a copy thereof, addressed to Mr. Charles Marianik, in care of such attorney and agent, at the above address, shall be conclusively deemed to have come to the notice of Photon U.S. at the time of such delivery and shall constitute in every respect valid and effective personal service upon Photon U.S. at the time of such delivery, and that failure by such attorney and agent to give notice of such service to Photon U.S. shall not affect the validity or effect of such service or any judgment or order based thereon or arising therefrom. Photon U.S. irrevocably authorizes and directs such attorney and agent to accept service on its behalf and agrees to appear in such suit, action or proceeding. Photon U.S. further agrees to take all action as may be necessary to confirm and continue in full force and effect the appointment of such attorney and agent so that until the expiry of all rights and remedies under this Agreement or the Purchase Agreement, Photon U.S. shall have an attorney and agent for service of process in the Province of Ontario, Canada.

13.       Entire Agreement

                  This Agreement constitutes the entire agreement between the parties pertaining to the subject matter of this Agreement. There are no warranties, representations or agreements between the parties in connection with such subject matter except as specifically set forth or referred to in this Agreement. No reliance is placed on any representation, opinion, advice or assertion of fact made by any party hereto, or its directors, officers and agents, to any other party hereto or its directors, officers and agents, except to the extent that the same has been reduced to writing and included as a term of this Agreement. Accordingly, there shall be no liability, either in tort or in contract, assessed in relation to any such representation, opinion, advice or assertion of fact, except to the extent aforesaid.

14.       Waiver, Amendment

                  Except as expressly provided in this Agreement, no amendment or waiver of this Agreement shall be binding unless executed in writing by the party to be bound thereby. No waiver of any provision of this Agreement shall constitute a waiver of any other provision nor shall any waiver of any provision of this Agreement constitute a continuing waiver unless otherwise expressly provided.

15.       Notices

                  Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be given by prepaid first-class mail, by facsimile or other means of electronic communication or by delivery as hereafter provided. Any such notice or other communication, if mailed by prepaid first-class mail at any time other than during a general discontinuance of postal service due to strike, lockout or otherwise, shall be deemed to have been received on the fourth business day after the post-marked date thereof, or if sent by facsimile or other means of electronic communication, shall be deemed to have been received on the business day following the sending, or if delivered by hand shall be deemed to have been received at the time it is delivered to the applicable address noted below either to the individual designated below or to an individual at such address having apparent authority to accept deliveries on behalf of the addressee. Notice of change of address shall also be governed by this section. In the event of a general discontinuance of postal service due to strike, lock-out or otherwise, notices or other communications shall be delivered by hand or sent by facsimile or other means of electronic communication and shall be deemed to have been received in accordance with this section. Notices and other communications shall be addressed as follows:

         (a)       if to Photon U.S.:

                  Photon Technology International, Inc.
                  1 Deerpark Drive
                  Suite F
                  South Brunswick, New Jersey 08852

                  Attention:  Charles Marianik, President
                  Telecopier number:  908-329-9069

         (b)       if to Covington:

                  C.I. Covington Fund Inc.
                  c/o Bedford Capital Corporation
                  1 First Canadian Place
                  Suite 2620
                  100 King Street West
                  Toronto, Ontario
                  M5X 1C9

                  Attention:  M. Grant Brown
                  Telecopier number:  416- 365-9822

                  For the purposes of this Agreement, "business day" means any day, other than Saturday, Sunday or any statutory holiday in the Province of Ontario.

16.       Time of Essence

                  Time is of the essence of this Agreement.

17.       Further Assurances

                  Each of Photon U.S. and Covington shall use reasonable efforts and take all such steps, execute all such documents and do all such acts and things as may be reasonably within its and his power to implement to their full extent the provisions of this Agreement.

18.       Counterparts

                  This Agreement may be signed in counterparts and each of such counterparts shall constitute an original document and such counterparts, taken together, shall constitute one and the same instrument.

19.       Enurement

                  This Agreement shall enure to the benefit of and be binding upon the parties hereto and their respective successors and assigns.

20.       Governing Law

                  This   Agreement   shall  be  governed  by  and  construed  in
accordance with the laws of the Province of Ontario and the laws of Canada applicable therein.

                  IN WITNESS WHEREOF the parties have executed this Agreement.


                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.


                                           By:





                                           C.I. COVINGTON FUND INC.


                                           By: