Form 10-K
period 1997-06-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1997-09-26
CIK 808338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                  Annual Report
(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from ___________________ to ____________________

Commission File Number:  33-10943-NY

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                       22-2494774
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

             1 Deerpark Drive, Suite F, Monmouth Junction, NJ 08852
--------------------------------------------------------------------------------
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

Yes  [ X ]               No  [   ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 27, 1997, the registrant had 1,159,810 shares of its Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $6,958,860.

                                     Part I

Item 1.     BUSINESS

General

Photon Technology International, Inc. (the "Company" or "PTI(") is a New Jersey based high technology corporation, incorporated in November 1983. PTI is engaged in the business of exploiting the many applications of the proprietary fluorescence technology that it has developed.

Fluorescence is a relatively new technique that offers the following user benefits:

         o sensitivity - can detect 10,000,000 times smaller quantities than conventional techniques

         o  speed  -  can  detect  1,000,000  times  faster  than   conventional
            techniques

         o universal - some substances fluoresce directly, others can be made to fluoresce, by means of fluorescence dyes that are specific to that substance

         o safe and can be used in vitro - the only competing technique is radio active labeled substances, obviously much less desirable.

          ocost competitive

Fluorescence is used to:

         o measure minute amount of substances - can detect much smaller quantities than by any other means

         o  measure changes in substances over time - the time can be very short

         o show where substances of interest are located - can be visually observed through a microscope trace where substances are migrating

Examples of fluorescence applications are:

         o environmental studies - how much pollutant; where is it located; where does it originate

         o  pharmaceutical studies - drug affects

         o  process control - impurities, contaminants

         o  medical - detection of diseases in early stages, such as:
                      cancer, Alzheimer's, heart, kidneys,
                      nervous disorders - diagnostic
                    - causes of diseases - research
                    - reaction and monitoring of treatment

         o agriculture

         o foods - detection of bacteria and contaminants, measurement of freshness

Fluorescence  applications  are  growing,  and can be found in  virtually  every
field,   where  the  detection  and  monitoring  of  minute   substances  is  of
significance.

PTI has developed a full line of proprietary and/or patented fluorescence based instrumentation to serve as a platform for the exploitation of this useful technique.

PTI's head offices are located in Monmouth Junction New Jersey. PTI sells its products in North America through a direct sales force, located in six different sales offices in the U.S. and Canada.

In June of 1987, the Company incorporated a wholly owned subsidiary, Photon Technology International (Canada) Inc., located in London, Ontario, Canada ("PTI Canada"). PTI Canada's operations include manufacturing, research and development, engineering and product support. PTI Canada serves as one of the Company's primary manufacturing sites.

European sales, service, distributors and product distribution are managed from offices located in London England, through an unincorporated branch office of the Company (PTI UK). In September of 1994, PTI established a 51% owned subsidiary, PhotoMed GmbH in Wedel, Germany, to handle sales and service in Germany, Austria, Benelux and Scandinavia, through a direct sales force. In July of 1995, PTI acquired 100% of the subsidiary.

In April of 1987, the Company entered into a research agreement with M.L. Technology Ventures L.P. ("MLTV") to develop four different products. PTI has successfully completed the products under the agreement. MLTV's interest in the products have been taken over by PTI in exchange for 333,333 shares of the Company in December 1995.

The Company is focused on the fluorescence market place. PTI believes fluorescence is a multi-billion dollar market, enjoying substantial growth. PTI has the ability to identify commercial and scientific applications through its technical and design capability and to provide products which "add value" to the end users and which are responsive to these needs. This ability is key to the Company's success. The Company's know-how that is employed in its design and assembly techniques results in competitive products which have high precision, quality and lower cost.


Industry

The Company operates in what can be broadly defined as the photonics industry. The photonics industry utilizes light for application in medical research and testing, pharmaceutical drug development, industrial process and quality control, and environmental, research monitoring and control. It is a relatively new industry, having only emerged in the 1970s.

Light-based instrumentation for industry, medicine, and research is a multi-billion dollar business. As a result, applications for photonics instrumentation and techniques for medicine are still emerging. The Company's industry niche utilizes fluorescence technology to measure samples in small amounts or quantities, track movement/location, monitor chemical or physical changes and identify or isolate the sample from the surrounding environment. In medical research applications and drug development, this can be accomplished without harm or destruction to the sample (i.e. cells). In all applications the speed, sensitivity and light reaction are important for process, quality control and monitoring.


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

While the phenomenon of fluorescence is certainly not new, applications for the technique are new and emerging. The recent development of fluorescent dyes has made fluorescence the most exciting tool in the industry today. Practical applications for new dyes and assays are being discovered almost on a daily basis. Fluorescence is now a multi-billion dollar industry.

Fluorescence is a powerful and rapidly expanding tool for cellular and sub-cellular testing because it is:

         o more sensitive than other means of detection (about a factor of 1,000,000 times more) which means that very small, sub-cellular amounts of substances can be detected and measured with great accuracy.

         o safer than other means of detection, because it is non-invasive (does not physically injure the cell) and non-radioactive (avoids health and disposal problems).

         o faster than other means - it can monitor changes in trillionths of a second, or about 1,000,000 times faster than other techniques.

         o a visual process - microscopic images can be gathered and displayed, for example, showing changes inside living cells.

         o less expensive than other techniques, which means it can do more work for less money, while saving time, resources and even lives.


Products

PTI initially developed a line of proprietary and/or patented optical building blocks ("OBB's") which form the basis of all light based instrumentation. The Company sells these building blocks as stand alone units. In addition PTI uses these unique building blocks to develop its open architecture fluorescence systems. The open architecture offers the benefits of:

         o  more versatile equipment - more options

         o customers can buy upgrades and options as they need them or can afford them

         o less time for development of new systems - PTI can more rapidly meet new market demands

         o  less chance of product obsolescence

         o  lower costs

PTI at the start of the 1998F year has reorganized its product line, into seven product lines.

Product Group I - Optical Building Blocks

PTI's components make up this line. They are composed of: light sources, light and sampling handling modules and various detectors. This product line has a very broad market, since these modules can be used wherever light is used. They also have significant O.E.M. applications. This product line is PTI's oldest. The products have been totally redesigned and kept up to the latest technology and specifications.

Product Group II - Intensified Cameras

PTI's newest product group was developed only two years ago. The line was expanded in 1997F, with two new cameras added to the line. Intensified cameras, or ICCD's, are cameras that are very similar in the basic technology to camcorders except that they use an intensifier that allows these cameras to see under very low light levels. These cameras were originally used by PTI for fluorescence applications. PTI decided to develop these cameras to lower the costs. Formerly such cameras cost more than $15,000, PTI's cameras were designed to offer virtually the same benefits, for $6,000. This has opened up a whole new line of applications for such cameras in: machine vision, surveillance and military applications, just to name a few.

Most of the new applications use the camera as a detection component of a system. Therefore the sales will be to O.E.M.'s.

Product Group III - Microscope Accessories

PTI has had to develop specialized building blocks for use with microscopes for its systems. Prior to the 1998F year, PTI has not offered these components as individual units. They were sold exclusively in PTI's systems. By popular demand, PTI has elected to offer these units as components in a separate product line, since the market for such products is different from the OBB line.

The product line contains microscope illuminators and detectors that can be used with most of the popular manufactured microscopes.

Product Group IV - Ratio-Fluorescence Systems (excluding imaging) - RatioMaster

This is PTI's first systems line, introduced in 1987. The line is composed of systems that can detect various ions, or fluorescent labeled compounds, generally found in living organisms. These have a wide range of applications in the medical, life science and pharmaceutical areas. They are currently used for research applications to diagnose diseases, monitor drug effects, or to understand various functions of living organisms. The systems can be used to study, in-vivo:
tissues, cells, single cells or even events happening at sub-cellular levels.

PTI is well recognized as a scientific leader in this field. The recently introduced RAM technology (patent pending), developed with the MLTV funding, once again makes PTI a technological leader in this area.

Product Group V - Fluorescence Imaging Systems - ImageMaster

Initially, these imaging systems were used with PTI's Ratio-Fluorescence line. Imaging gives the added dimension of spatial resolution. Not only can one detect and measure substances, but one can also tell where they are - or if they are on the move - where they are moving. Because the technology is much different from ratio-fluorescence and because there are new applications that are developing in other areas, fluorescence imaging has been set up as a separate product line.

The RAM technology is also being used in the imaging area to give the product unique advantages.

Product Group VI - Steady State Fluorescence - QuantaMaster

PTI has recently entered the largest single market in the fluorescence area. Steady state fluorimeters are used in most basic fluorescence applications wherever one has to detect small amount of substances, such as: environmental, pharmaceutical, chemical, medical and process control.

PTI's modular architecture and price is unique in this market. PTI had not had the necessary financial resources to properly promote this product. With the new financing in 1997, (refer to Note I in Financial Statements) PTI will place more emphasis on this product line.

Product Group VII - Fluorescence Life-Time Systems - TimeMaster

TimeMaster( systems are used to determine fluorescence lifetimes, a technique used to distinguish between similar substances. The fluorescence lifetime represents the average time that a molecule spends in an excited state before emitting a photon and returning to the ground state. It is an important and unique feature of an excited state. Fluorescence lifetimes are very short. Most fluorescence lifetimes fall within the range of hundreds of picoseconds to hundreds of nanoseconds. The fluorescence lifetime can function as a molecular stopwatch to observe a variety of interesting molecular events. An antibody may rotate slightly within its molecular environment. A protein can change orientation. A critical binding reaction may occur. Because the time-scale of these events is similar to the fluorescence lifetime, the measurement of the fluorescence lifetime allows the researcher to peer into the molecule and observe these phenomena.

In late fiscal 1994, the Company introduced a revolutionary newly patented design, and the most economical systems for fluorescence lifetime measurements, the TimeMaster( fluorescence Lifetime Spectrometers. These systems revolutionized the fluorescence lifetime techniques by designing easy-to-use systems which are consistent with the Company's modular and open architecture strategy for products. Research and development efforts by the Company during fiscal 1994 and 1995 provided a product line with a unique strobe technique, a choice of two different lifetime techniques and three different base system configurations as follows:

StrobeMaster( provides a unique and patented strobe technique for measuring fluorescence lifetimes which is economical to use. The strobe technique is intensity dependent and provides accurate measurements at very high speeds. These characteristics of the strobe technique are very important in the life sciences area, where samples are not stable over long periods of time. The StrobeMaster( uses a NanoFlash( illuminator source.

LaserStrobe( is based on the strobe technique for measuring fluorescence lifetimes and is as unique as the StrobeMaster(. With a nitrogen/dye laser illumination source, the strobe technique provides for measurements of lifetimes with a precision of below one nanosecond.

The unique strobe technique, through the introduction and sales of the StrobeMaster( and LaserStrobe(, has started to be recognized and accepted for measuring fluorescence lifetimes as evidenced by sales of these systems during fiscal 1996.


Sales and Marketing

PTI reorganized its product line and its sales force at the start of the 1998F year. Prior to this time PTI used product specialists to sell the entire line. Now selected product specialists sell individual product lines. PTI expects better sales coverage and a more competitive sales force through this reorganization.

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

In addition to private industry, universities and hospitals, a significant source of the Company's sales comes from government supported purchases (except in the U.S. where health care is privatized). The major market for fluorescence instrumentation is still limited to the developed nations. The U.S. and Canada are by far the largest markets estimated at 30% of the total world market. This is followed by Europe, which is roughly equivalent to the North American market size. The Japanese market is around 15% and has local competition that is successful only in this market area. The remainder of the world accounts for less than 25%.

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

The Company's promotional activities to penetrate the various markets, both domestically and internationally, take the form of trade shows, direct mail, research seminars, symposiums and advertising in periodicals. In North America, sales are handled by direct sales personnel located in Monmouth Junction, New Jersey; Ashland, Massachusetts; San Diego, California; and London, Ontario, Canada. In Continental Europe, including the former Eastern Bloc countries, sales responsibilities are shared by the Company's branch office in London, England, independent distributors PhotoMed GmbH, a wholly owned subsidiary, and the sales office in Oslo, Norway. Independent distributors and/or agents service the Far East and other foreign markets. Distributor coverage is being expanded in 1998F.


Competition

The market for the  Company's  products is highly  competitive,  and PTI expects this competition to increase. Many of the Company's competitors have significantly greater research and development, marketing and financial resources than the Company, and therefore represent significant competition. As with all new and emerging markets, there are no dominant players in the fluorescent instrumentation marketplace (greater than 10% market share). There are many small companies, many of which are smaller than PTI. The Company believes that the primary competitive factors in the market for the Company's products are product performance, price, breadth of product offerings and technical support.

With respect to the OBB product line, the Company competes with catalogue distributors that sell standard items and companies that manufacture a limited range of competitive sub-components and components.

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


Proprietary Rights

PTI is a registered trademark of the Company. In addition: FeliX, TimeMaster, QuantaMaster, RatioMaster, Deltascan, PowerArc, PowerFilter, DeltaRam, ImageMaster are registered. The Company endeavors to maintain its know-how and technologies as trade secrets. The Company has one U.S. patent on each of the current Deltascan(, RatioMaster( and the TimeMaster( Fluorescence Lifetime systems, with expiration dates ranging from 2005 to 2007. The Company has filed for patent protection on the RAM technology. The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.


Research and Development

PTI believes that its key strength is its product research. In 1997, the Company spent $878,425 (1996-$844,403) or more than 10% (1996-9%) of total revenues on research and development. This is above the average by other companies in PTI's industry. PTI not only spends monies for developing new products but is also coming up with new ways to decrease costs while maintaining or even improving existing products performance.

Research and development was in four primary areas in the last two years:

         Cost Reduction

PTI has invested a substantial amount of monies in the reduction of the product costs. The results have allowed the Company to reduce prices, while still increasing margins and improving product performance. PTI believes that cost benefit analysis will increasingly be a factor in the purchasing decision process. By investing in this type of research it will help PTI to become more competitive.

An excellent example of this research is the ICCD camera line which, while offering very competitive performance, costs half of existing products being offered for sale in the market place.

         Software

Particularly for systems, an important selling feature is the software that controls the product and helps in analyzing the results. With the constantly changing computers and operating systems, software research has become a major expense in research.

Given the scarcity of software personnel, PTI has been particularly successful in recruiting off-shore talent to meet the Company's growing software skill needs.

         The RAM Project

The Company has invested heavily in the commercialization of products developed under the RAM technology that was developed with the MLTV financing. This technology offers a lot of unique benefits that will be utilized in virtually all of the current systems lines and will also lead to new products in the future. PTI has applied to patent the RAM technology. Currently, the Company is already successfully using one of the products in the RatioMaster and ImageMaster systems lines.

         EC Compliance

About two years ago, the European Economic Community introduced new rules for electronic products. Since virtually all of our products have some electronics, we have had to test all products and make modifications that allowed them to pass this test. Currently all of our products comply with the new standards. This has been a major and costly undertaking. PTI will attempt to recover these costs by charging higher prices in Europe. PTI believes that a significant number of its smaller competitors did not bother to comply. This should give PTI a competitive advantage and may even reduce the competition.


Backlog

The Company's backlog consists of orders scheduled for delivery within three months. As of June 30, 1997, the Company backlog was $1,362,000, as compared with $1,087,000 as of June 30, 1996.


Manufacturing, Raw Materials and Suppliers

Manufacturing of the Company's products involves optical, mechanical and electronics assembly, including product component and product systems testing to specifications, in order to provide quality control and quality assurance. Some of the process manufacturing requires machining and manufacturing of electronics and optical components.

The Company's manufacturing operations are located within a total of 18,000 square feet which includes production capabilities in two North American plants. The primary production operation is located in the plant at London, Ontario, Canada. The secondary production operation is located at the Corporate headquarters in Monmouth Junction, New Jersey. These operations provide the Company the opportunity to produce products, systems, components and subcomponents where production resources are most economical.

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


Recent Developments

     Distribution Agreement-Germany

On August 15, 1996, PhotoMed GmbH entered into an agreement to become the exclusive distributor for Omega Optical/USA for the European Community ("EC") territories of Germany and Austria. This agreement provides incremental products and business for the PhotoMed GmbH sales operation. Omega Optical products and components are complements to the Company's product lines which are sold into the same markets and customer base. This business relationship should provide a source of leads for the Company's system product lines in addition to incremental sales of Omega products.

     Corporate Alliance with Otsuka Electronics Co., Ltd. Japan

In August of 1997, PTI signed a distribution agreement with Otsuka Electronics Co., Ltd. ("Otsuka"), to sell the Company's products in Japan. Otsuka is a wholly owned subsidiary of Otsuka Pharmaceutical Co Ltd of Japan.

     Distribution Agreement for Lasers

In August of 1997, PTI signed a distribution agreement with LTB Lasertechnik in Berlin GmbH ("LTB") for a line of nitrogen and dye lasers. PTI currently makes a nitrogen and dye laser product. The LTB lasers should be complementary and help to complete the Company's product line.

     $2,000,000 Financing

In March of 1997, PTI raised $2 million of financing from C. I. Covington Fund Inc. The financing will allow PTI to finance its future growth plans. For more detail refer to Note I in Financial Statements.


Human Resources

As of fiscal year ended June 30, 1997, the Company has 57 full-time employees, 20 of whom are employed in the United States, 26 of whom are employed by the Canadian Subsidiary in London, Ontario, Canada, 6 of whom are employed in the London, England sales office and 3 of whom are employed in the Germany sales/service office, 2 in the Oslo, Norway sales office. The total employees consist of 22 in manufacturing/operations, 22 in sales and marketing, 8 in product development and 5 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.


Item 2.  PROPERTIES

The Company leases a total of approximately 18,000 square feet in manufacturing, administrative, sales and research and development office space in Monmouth Junction, New Jersey and London, Ontario. The 9,000 square foot lease in New Jersey is for a period of three years, expiring in 2000. The 9,000 square foot lease in London, Ontario is a three year lease term expiring in 1997. The lease was renewed for two additional years. Additionally, the Company leases sales offices in, Norway, England and Germany. The London, England sales office is approximately 3,000 square feet and has a lease term of five years (expiration September 2001), and the Wedel, Germany sales/service office is approximately 4,000 square feet and has a lease term of seven years (expiration September
1999). The Norway sales office is approximately 500 square feet and has a lease term of three years (expiration January 1999).

Item 3.  LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its properties.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

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

                       QUARTERLY COMMON STOCK PRICE RANGES

                                             Fiscal 1997                              Fiscal 1996
                                             -----------                              -----------
   Quarter                            High                 Low                 High                 Low
   -------                            ----                 ---                 ----                 ---
1st (Jul. 1-Sep. 30)                  3 1/2                 13/16              3                    2  1/4
2nd (Oct. 1-Dec. 31)                  4                       3/4              3 3/4                2  1/16
3rd (Jan. 1-Mar. 31)                  6                    2                   4 7/8                2 13/16
4th (Apr. 1-Jun. 30)                  6 1/4                3 1/4               5 1/4                2  7/16

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, mark-down or commission, and may not necessarily represent actual transactions.

Effective June 21, 1996 the Company amended its Restated and Amended Certificate of Incorporation to reflect a three for one Reverse Split. As a result of the Reverse Split the Company's Common Stock is traded on the OTC Bulletin Board under the symbol "PHTO".

As of June 30, 1997, the approximate number of holders of record of the common stock of the Company was 163, which does not include those owners who are registered with the Depository Trust Company.

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

Income Statement Information:

                                                     (in thousands, except per share data)

                                                              Year ended June 30
                                                              ------------------
                                  1993             1994              1995             1996              1997
                                  ----             ----              ----             ----              ----
Total Revenues                   $6,241           $5,511            $7,848            $9,259            $8,402
Net Income (Loss)                   219              202               357               146              (274)
Net Income (Loss) per
Share of Common Stock            $  .15           $  .27            $  .47            $  .14              (.24)

Balance Sheet                                                       June 30
 Information:                     1993             1994              1995             1996              1997
                                  ----             ----              ----             ----              ----
Total Assets                     $2,546           $3,018            $4,822            $7,411            $8,432
Long-Term Obligations                 5              809             1,218             1,957             1,323
Preferred Stock                    ----             ----              ----              ----            $1,962

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Total revenue of $8,401,786 in 1997 decreased by $857,014 or 9% from  $9,258,800 in 1996. The decrease in revenue was primarily due to a decrease in orders in the first half of the year, due to resources being directed towards obtaining financing and completing research and development projects. During the second half of the year, when financing was assured, orders caught up the first half of the year.

Cost of product sold of $3,385,717 for 1997 decreased in dollar terms by $270,193 or 7.4% in comparison to cost of sales of $3,655,910 in 1996. On a percentage of net sales basis, cost of products sold increased from 39.5% to 40.3% for the same comparative period. The dollar cost decrease in cost of sales related to the decrease in sales volume. The increase as a percentage of net sales reflects the additional one time product cost increases to meet EC rules.

Selling, general and administrative expenses of $3,944,653 in 1997 decreased $181,759 or 4.4% over $4,126,412 in 1996. The decrease reflected the reduced spending on sales promotion as resources were diverted for financing, meeting EC regulations and research and development. On a percentage sales basis, selling, general and administrative expenses increased from 44.6% in 1996 to 46.9% in 1997. This increase in percentage is due to the decrease in sales while the expenses were maintained at a higher level in order to be able to react to anticipated financing.

Research and development expenditures of $878,425 or 10.5% of net sales in 1997, increased from $844,403 or 9.2% of net sales in 1996. The increase in these expenses reflected the Company's continued commitment to research and development expenses and was primarily due to increased personnel for both software and hardware development, and increased contract engineering support in Germany to satisfy the requirements of certifying the Company's products for sales into the EC in accordance with regulatory guidelines. Despite the lower sales PTI actually increased its research and development efforts in anticipation of the financing.

Interest expense increased by $38,257 or 13.6% from $280,364 in 1996 to $318,621 in 1997. This increase primarily relates to interest on incremental short-term borrowings on the credit facilities with the Company's lenders.

Depreciation and amortization increased from $150,370 in 1996 to $158,843 in 1997. This increase represents increase in property and equipment of $54,000.

There was no material change in goodwill amortization, which represents is the goodwill amortization of the German Company's acquisition.

There was a loss of $3,377 in foreign exchange for 1997, versus a gain of $34,293 in 1996. This is primarily due to the rise in the U.S. dollar against the German mark.

Deferred tax benefit increased to $167,000 in 1997 from $63,000 in 1996. For further explanation refer to Note G to the Financial Statements.

As a result of the foregoing, the Company reported a net loss for fiscal 1997 of $274,161 in comparison to a net income of $145,503 in 1996, a decrease of $419,664.

As a result of this net loss performance, the net loss per Common Share on a weighted average number of common outstanding shares was ($0.24) in comparison to net income of $0.14 per share in 1996


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Total revenue of $9,259,000 in 1996 increased $1,411,000 in 18.0% from $7,848,000 in 1995.

Cost of products sold of $3,656,000 for 1996 increased in dollar terms by $334,000 or 10.0% in comparison to cost of sales of $3,322,000 in 1995. On a percentage of net sales basis, cost of products sold decreased from 42.6% to 39.5% for the same comparative periods. The dollar cost increase in cost of sales related to the increased sales volume. The decrease as a percentage of net sales in comparison to the prior year reflected (a) a volume-mix impact of international sales with higher gross margins (b) the impact of component material cost reductions through re-engineering of specific products (c) the impact of adding machining capacity with provided incremental production for some components previously manufactured outside (d) fuller absorption of overhead costs due to higher production volume throughout to support increased sales volume.

Selling, general and administrative expenses of $4,126,000 in 1996 increased $951,000 or 30.0% over $3,175,000 in 1995. This increase reflected (a) the impact of higher sales volume on variable selling related expenses (b) the level of international agent commission due to a volume-mix shift from direct sales to agent sales (c) incremental sales personnel to expand sales territory coverage worldwide (d) the full year expense effect of the German Subsidiary sales operation (e) incremental administrative expenses related to financing activities and support for the German Subsidiary operations for a full year. On a percentage of sales basis, selling, general and administrative expenses increased from 40.8% in 1995 to 44.6% in 1996. This increase was primarily due to the necessary and incremental fixed level of investment in sales and marketing and higher administrative costs, which were not fully leveraged by the sales volume increase year to year.

Research and development expenditures of $844,000 or 9.2% of net sales in 1996, increased from $571,000 or 7.3% of net sales in 1995, an increase of $274,000 or 48.0%. The increase in these expenses reflected the Company's continued commitment to research and development expenses and was primarily due to increased personnel for both software and hardware development, and increased contract engineering support in Germany to satisfy the requirements of certifying the Company's products for sales into the EC in accordance with regulatory guidelines. Research and development activities were heavily focused on new product development - hardware and software, and cost reduction. The Company's goal is to target at least 10% of its net sales for this strategic area and will continue to allocate financial resources to the best extent possible while seeking additional financial resources in order to increase investment.

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

Goodwill amortization increased by $47,000 or 44.7% from $106,000 in 1995 to $153,000 in 1996. This increase represents the full year incremental effect of the formation and capitalized start-up expenses of the German Subsidiary in September 1994 of fiscal 1995. The total amount of goodwill represents $801,000 and is amortized using a straight line method over five (5) years. The balance of goodwill recorded in "other assets" at June 30, 1996 was $542,000.

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

Deferred tax benefit of $63,000 in 1996 represents a partial reversal of a deferred tax expense recorded in 1995. Deferred taxes arise from a temporary difference between book and tax income, as a result of the capitalization of the excess of liabilities over acquired assets. In 1995 this deferred tax expense related to the formation and start-up of the German Subsidiary, which at that time was 51% owned and fully controlled by the Company. In 1996, this deferred tax was reversed due to an increase in the net deferred tax asset (reduction of valuation allowance) related to Canadian net operation loss carryforwards from prior years which, based on past experience, will have greater than a fifty percent probability of being realized. (See Note G).

In fiscal 1995 the Company recorded minority interest of $42,000 as an adjustment to consolidated income of the Company in order to exclude the 49% minority ownership position of the shareholders of German Subsidiary. In this fiscal year 1996, on July 5, 1995, the Company acquired the remaining 49% of the German Subsidiary for 150,000 shares of treasury stock a value of $1.00 per common share or $150,000. As a result of this transaction, German Subsidiary became a wholly-owned subsidiary of the Company and there was no longer any adjustments or exclusions to income for minority interest.

As a result of the foregoing, the Company reported net income for fiscal 1996 of $146,000 in comparison to net income of $357,000, a decrease of $212,000 or 59.3% from the prior year.

As a result of this net income performance, earnings per share based on weighted average number of common shares outstanding was $0.14 in comparison to $0.47 per share in 1995. The earnings per share were impacted by the dilution effect of one cent ($.01) per share due to the impact on the average common stock outstanding of the 1,000,000 shares of common stock issued December 8, 1995 to MLTV to purchase the technology rights and related joint venture interest.

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

Liquidity and Capital Resources

The working capital of the Company at June 30, 1997 was $2,402,388 as compared to $1,562,626 at June 30, 1996, an increase of $839,762 or 53.7%.

Current assets of $5,833,770 increased $1,173,073 or 25.2% in comparison to the prior year. This change primarily reflects (a) an increase in cash of $1,088,662, (b) a decrease in trade accounts receivable of $166,110 or 7.4%, (c) an increase in inventory of $168,535 or 8.9% and an increase in prepaid expenses and other current assets of $81,986. The net increase in cash was primarily due to financing activities. The dollar decrease in trade receivables reflect the better collection of accounts receivable, due to the fact that a larger percentage of sales was U.S. based, which is generally faster to collect than foreign receivables. The accounts receivable balance of $ 2.1 million represented 3 months of sales in comparison to 2.8 months of sales in the prior year. The increase in months of sales reflects the higher level of sales in June 1977.

The inventory balance of $2.1 million represents 7.3 months of sales, compared with 6.2 months in the prior year. The change in inventory primarily reflected a build-up of long lead time items for new products for the next fiscal year.

Current liabilities of $3,431,382 increased $333,311 or 10.8% in comparison to the prior year. This was primarily due to: (a) net decrease in bank indebtedness on short term credit facilities of $200,568 or 13.2%, (b) increase in trade accounts payable of $97,000 or 10% primarily due to higher purchases of long lead items for new product launches and (c) increase in the current portion of the long term debt by $464,781, which reflects the MLTV promissory note of $631,000 and regular principal payments on the remaining debt coming due. The Company believes that there is a possibility that the MLTV loan can be refinanced. In case that the MLTV loan may not be refinanced, the Company can pay off the loan, but it would be a serious drain on its financial resources and could hamper growth.

The Company owes the Silicon Valley Bank $1,066,615 on a $2,000,000 working capital line of credit. The line of credit has been extended to October 15, 1997. The company has paid back the inventory sub-limit advance as of September 15, 1997. The Company believes that the line of credit will be extended after the October 15 date.

Bank indebtedness includes the line of credit with the German Stadtparkasse Bank to support the German Subsidiary operations. The outstanding balance was $255,214 (445,478 DM) on June 30, 1997, on a line of credit of $285,714 (500,000
DM).

The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase by the Company of the technology developed under the Joint Venture and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt the Company agreed to pay the principle amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 was due at the end of the two year term. As of June 30, 1997, the Company has paid $140,000 and reduced the total outstanding balance to $631,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default occurs under the terms of the agreement. MLTV agreed to defer payments from June 1996 through July 1997. The deferred amount is subject to interest in accordance with the agreement.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A Business Ventures Fund, Inc. a capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five (5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,500 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds during fiscal 1996 which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions.

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. The balance outstanding as of June 30, 1997 on the ODC fixed loan was $299,992
Canadian dollars ($217,224 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%. Interest has been charged on a monthly basis since the first disbursements made on July 1994, and interest paid amounted to $19,000 this fiscal year. The Company may not draw additional funds on the facility for capital equipment up to $500,000, the original facility amount, due to Ontario government budgetary constraints. This term loan is classified as a long term debt with a current portion equal to twelve months of principal payments.

In the 1996 fiscal year, the Company did not have sufficient financial resources to finance growth, research and development and complete EC compliance. PTI elected to sacrifice temporarily the financing of the growth, in order to complete its research and development plans and the EC compliance, since it believed that it was the best road to follow if it was going to raise funds necessary to continue its growth.

On March 7, 1997, PTI raised its first significant equity financing since 1987, for $2,000,000, net $1,962,137 (for detail on specific terms, refer to Note I to the Financial Statement). The importance of this financing is that it allows the Company to pursue its growth goals. The Company will use the financing for new product introduction and to expand its sales and marketing coverage.

The major risk is the timing of sales following the promotional campaigns. Generally there is a six month sales cycle, but the sales cycles can lengthen due to economic conditions. Should the sales cycle become too long, PTI does not have the financial resources to sustain the sales and marketing plans and would have to cut back on its marketing and sales efforts.

If the Company has to repay some of the short term maturing debt, it will loose a substantial portion of its financial resources to pursue its growth plans. Whereas there is every reason to believe that the Company can refinance its maturing debt, there is no guarantee that it will be able to do so.

The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. The Company will continue to seek additional financing to fully exploit its sales and marketing potential. The Company cannot be certain that it will be successful in efforts to raise additional funds.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Ernst & Young, independent auditors, with respect thereto, referred to in the Index to Financial Statements and Supplemental Schedule of the Company contained in Item 14(d) below, appear on pages F1 through F31 of this form 10-K and are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 15, 1997.

                                                 MANAGEMENT

  Name                                     Age                  Position
  ----                                     ---                  --------
Charles G. Marianik                        51                   Chairman of the Board, President, Chief Executive
                                                                Officer and Director

Ronald Kovach                              56                   Executive Vice President, Secretary and Director
Howard D. Zumbrun                          57                   Vice President, Chief Financial Officer
Louis Balogh                               50                   Director
M. Grant Brown                             48                   Director
Robert E. Curry                            50                   Director
Franklin J. Iris                           67                   Director
James F. Mrazek                            56                   Director

Charles G. Marianik has acted as Chairman of the Board and Chief Executive Officer of the Company since the Company was formed in 1983. Mr. Marianik held the office of President from November 1983 until December 1991, and was re-elected President in December of 1992. Mr. Marianik received a B.Sc. degree in 1971 and an M.B.A. in 1976 from the University of Western Ontario.

Ronald J. Kovach has served as Senior Vice President of the Company since joining the Company in 1985 until 1993. He was elected Executive Vice President in 1993. Mr. Kovach has been the Secretary and a member of the Board of the Company since 1988. Mr. Kovach received his diploma in Engineering Technology from the Western Ontario Institute of Technology in 1966.

Howard D. Zumbrun joined the Company as Vice President and Chief Financial Officer on September 15, 1997. Mr. Zumbrun, who is a retired partner of Ernst & Young, was an audit principal in the accounting firm of Amper, Politziner & Mattia from 1994 to 1997 and held the position of director of litigation support with Campos & Stratis from 1992 to 1994 prior to joining the Company. He received his B.A degree in Business Administration from Rutgers University in 1961 and is a CPA.

William D. Looney, who passed away in January 1997, joined the Company as Vice President of Planning and Control in September 1988. Mr. Looney was appointed Vice President, Controller, and Treasurer of the Company in 1991. From 1986 to 1988, Mr. Looney held the position of Corporate Controller for Syncsort, Inc. Mr. Looney received his B.S. Degree in Business Administration/Finance from Seton Hall University in 1973 and an M.B.A. degree in Management from Fairleigh Dickinson University in 1983.

Louis Balogh is a self-employed practicing physician specializing in pediatrics. He became a director of the Company in 1989. Dr. Balogh is the Chief of Staff of York County Hospital in Newmarket, Ontario, Canada from 1989 to 1994, was the Chairman of the Board of the Blue Hill Academy, and Children's Mental Health Center from 1984 to 1992. Dr. Balogh was the Director of the Children's Aid Society from 1981 to 1987, Director of York County Hospital from 1986 to 1987, and President of Medical Staff of York County Hospital from 1985 to 1987. Dr. Balogh received his degree in Medicine from the University of Western Ontario in 1972 and a specialist degree in pediatrics from McMaster University in 1978.

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

Robert E. Curry, Ph.D. was appointed Director in April 1996. Dr. Curry had previously served on the Board from December 1991 to July 1992, but resigned due to conflicting professional obligations at that time. Dr. Curry has been a General Partner of the Sprout Group, a venture capital company, since 1991 and responsible for M.L. Technology Venture, L.P. ("MLTV") an investor in the Company. Dr. Curry was President of Merrill Lynch R&D Management Inc. and President of Merrill Lynch Venture Capital, Inc., a predecessor to MLTV, from 1990 to 1991. Dr. Curry also serves on the Boards of Autocyte, Inc.,
Biocircuits, and Diatide, Inc. Dr. Curry received a B.S. degree from the University of Illinois in 1968 and a Masters degree in 1972 and a Ph.D. in 1974 from Purdue University.

Franklin J. Iris became a member of the Board of Directors in 1987 and has been the president of Iris and Associates since 1986. His firm provides investment consulting services for venture capital and emerging grown companies in the medical industry. He was a group president of the clinical laboratory business of Becton Dickinson and Company from 1973 to 1985 and Chairman and Chief Executive Officer of Emzamatics, a medical diagnostics company from 1994 to 1995. He currently serves on the board of directors of several privately held health care companies and is also on the board of Cytyc Corporation, a publicly held diagnostic Company. Mr. Iris received his B.S. degree from Fairfield University in 1953.

James F. Mrazek became a member of the Board of Directors in 1986. He recently joined the Four Corners Venture Fund and holds the position of President and managing General Partner. From 1990, Mr. Mrazek was the President of Carnegie Venture Resources, a consulting and venture capital firm. Previously, he was Chairman and a founding General Partner of the Edison Venture Fund after holding senior executive positions with Johnson & Johnson. Mr. Mrazek serves on the board of directors of Sepracor, Inc., Laser Institutes of America, Inc., and XyloMed, inc. He received a B.A degree from St. Lawrence University in 1962 and an M.B.A. degree from Cornell University in 1964.

The Bylaws of the Company provide for a Board with a minimum of six directors and a maximum of nine directors. The Board is divided into three classes. On April 4, 1996 the Board of Directors approved an increase in the number of Board members from six (6) to seven (7). The one (1) class I director, James F. Mrazek will be nominated for election by the shareholders of the Company at the 1997 Annual Meeting for terms expiring in 2000. The three (3) class II directors, Ronald J. Kovach, Charles G. Marianik and Louis Balogh, were elected at the 1995 Annual Meeting for terms expiring in 1998. The three (3) class III directors which include Frank Iris, M. Grant Brown, and Robert Curry were elected at the 1996 Annual Meeting for terms expiring in 1999.


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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended June 30, 1997 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners.


Item 11.  EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth, for fiscal years ending June 30, 1997, 1996, and 1995, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 1997 exceeded $100,000, (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries. No individual who would otherwise have been included in such table on the basis of salary and bonus for the 1997 fiscal year resigned or terminated employment during that fiscal year:

                                                  SUMMARY COMPENSATION TABLE

                                                                                        Long Term Compensation
                      Annual Compensation                                                       Awards
                      -------------------                                                       ------
NAME AND                                                             Other                    Securities
PRINCIPAL                   Fiscal                    Bonus          Annual                   Underlying      All Other
POSITION                    Year       Salary($)      ($)(1)         Compensation(1)          Options         Compensation(2)
--------                    ----       ---------      ------         ---------------          --------        ---------------
Charles G. Marianik            1997         $153,961          ----            $28,666               24,000              $35,983
Chairman, Chief                1996         $180,927          ----            $32,548               13,721              $35,983
Executive Officer              1995         $167,497       $10,000            $20,856                8,137              $21,734
and President

Ronald J. Kovach               1997         $105,863          ----            $ 6,016               12,000              $ 5,819
Secretary and                  1996         $118,279          ----            $ 8,961                5,843              $ 5,819
Executive Vice                 1995         $108,063       $10,000            $ 6,914                5,775              $ 4,224
President-Technology

William D. Looney(3)           1997         $ 58,665          ----            $ 3,128                 ----              $ 3,369
Vice President,                1996         $112,365          ----            $11,252                5,546              $ 5,776
Controller and                 1995         $102,649       $10,000            $11,897                5,486              $ 5,570
Treasurer

(1) These amounts reflect personal benefits received by each Named Executive Officer during the 1997 fiscal year. These personal benefits include payments made on behalf of those individuals for (a) disability insurance premiums, which include $1,666 for Mr. Marianik, $1,365 for Mr. Kovach and $628 for Mr. Looney (b) medical expenses not otherwise covered by the group plan, which include $15,000 for Mr. Marianik and $651 for Mr. Kovach and (c) all income taxes attributed to these and paid by the Company as a result of their receipt of these personal benefits, which include approximately $12,000 for Mr. Marianik, approximately $4,000 for Mr. Kovach and approximately $2,500 for Mr. Looney.

(2) These amounts reflect supplemental term life insurance premiums for each Named Executive Officer which includes for the 1997 fiscal year a premium of $2,946 for Mr. Marianik, $703 for Mr. Kovach and $770 for Mr. Looney. For Mr. Marianik, these amounts also include the premiums of $33,037 for the 1997 fiscal year paid on a permanent-whole life insurance policy. For Mr. Kovach, these amounts also include a premium of $5,116 for a permanent-whole life policy. For Mr. Looney, these amounts include a premium of $2,599 for the permanent whole-life policy.

(3)      Mr. William D. Looney passed away in January 1997.

                                              OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended June 30, 1997. No stock appreciation rights were granted to these individuals during such year.

                                                    Individual Grants(1)
                                                                                   Potential Realizable
                       Number of                                                     Value at Assumed
                      Securities                                                   Annual Rates of Stock
                      Underlying       % of Total                                   Price Appreciation
                        Options      Options Granted   Exercise                     For Option Term(3)
                        Granted      to Employees in     Price     Expiration      ----------------------
       Name               (#)(1)       Fiscal Year     ($/Sh)(2)      Date           5%($)       10%($)
       ----           ----------      ------------    ----------   ----------       ------       ------
Charles G. Marianik      24,000             67%          $4.00      06/27/07        60,000       153,000
Ronald J. Kovach         12,000             33%          $4.00      06/27/07        30,000        76,500

-------------------

(1) All options granted to Named Executive Officers are incentive stock options under the federal tax laws and were granted on June 27, 1997. Pursuant to the option agreement evidencing these options, the options were to become exercisable in three (3) successive equal annual installments upon the optionee's completion of each year of service with the Company over the three (3)-year period measured from the grant date.

(2) The exercise price may be paid in cash or in shares of the Company's Common Stock. Alternatively, the option may be exercised through a same-day sale program with no cash outlay required of the optionee.

(3) There is no assurance provided to any Named Executive Officer or any other holder of the Company's securities that the actual stock price appreciation over the 10-year option term will be at the assumed 5% or 10% annual rates of compounded stock price appreciation or at any other defined level. Unless the market price of the Common Stock appreciates over the option term, no value will be realized from the option grants made to the Named Executive Officer.

                          FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1997. None of the Named Executive Officers exercised any stock options in 1997. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                    Number of Securities                        Value of Unexercised
                                    Underlying Unexercised                      In-the-Money Options
                                    Options at June 30, 1997                    at June 30, 1997 (1)
                                    ------------------------                    --------------------

                               Exercisable          Unexercisable        Exercisable       Unexercisable
                               -----------          -------------        -----------       -------------
Charles G. Marianik                   35,191              24,000             $15,753           $-0-
Ronald J. Kovach                      24,951              12,000             $13,841           $-0-

-----------------------

(1) Equal to the fair market value of securities underlying the option at fiscal year end ($4.00 per share) minus the exercise price payable for those securities.

Director Remuneration

Directors have not been paid a fee for serving on the Board or any committees of the Board with the exception of Mr. Brown who receives a per meeting fee of $750 (Canadian Dollars) as part of the financing agreement with Covington Capital Corporation. Directors are reimbursed for expenses related to attending Board or committee meetings and annually are granted non-qualified stock options to purchase the Company's Common Stock under the automatic option grant provision of the Company's Stock Option Plan, as amended (the "Plan"). In the fiscal year ended June 30, 1997 the Company paid an aggregate of $5,000 for director traveling expenses. In addition, each non-employee director received an option grant to purchase 3,333 shares of Common Stock on December 8, 1996 at an option price of $1.31 per share under the Automatic Option Grant Program in effect for non-employee directors under the Company's Stock Option Plan. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each grant will vest in three successive equal annual installments upon the optionee's completion of each year of Board service over the three-year period measured from the grant date. However, the option shares will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while serving as a Board member.

Employment Agreements, Termination of Employment and
Change-In-Control Agreements

On June 30, 1997, the employment agreement between the Company and Mr. Marianik was automatically extended for one year in accordance with the terms of the contract. This employment agreement entitles Mr. Marianik to a base salary of $215,000 in 1997. Under such agreement, Mr. Marianik is to be employed by the Company in an executive capacity as Chairman of the Board, Chief Executive Officer and President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or (iii) a substantial change in his position with the Company, Mr. Marianik will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile and a life insurance policy, paid in full by the Company. (There are no other employment agreements with any other Named Executive Officer.)

Pursuant to the express provisions of the Stock Option Plan, the outstanding options under the Plan held by the Chief Executive Officer and the Company's other Named Executive Officer will immediately accelerate in full and become exercisable for all of the shares at the time subject to that option in the event the Company is acquired by merger, consolidation or asset sale, unless the option is to be assumed by the successor corporation or otherwise replaced with a comparable option to purchase the shares of such successor corporation.

Pursuant to the terms of the option agreements the outstanding options will also accelerate and become immediately exercisable for all of the shares at the time subject to those options, should there occur certain changes in the ownership of more than twenty percent (20%) of the Company's outstanding voting securities or in the event there is a change in the majority of the Board members as a result of any tender for the Company's outstanding voting securities, merger or other business combination, or proxy contest for the election of Board members. On December 8, 1995, MLTV purchased 333,333 shares of the Company's common stock resulting in a change in ownership of more than 20% of the Company's outstanding securities and the acceleration of the exercisability all of the then outstanding options.

No Named Executive Officer of the Company served on the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The following table sets forth as of September 1, 1997, information with respect to (a) each person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Name of                                                Number of                Percent of Class
Beneficial Owner(1)                                   Shares Owned                Outstanding (9)
-------------------                                   ------------                ---------------
M.L. Technology Ventures, L.P. (7)
3000 Sand Hill Road
Building 4, Suite 270
Menlo Park, CA 94025                                       396,825                         24.7%

Charles G. Marianik(2)
Princeton Corporate Plaza
1 Deerpark Drive, Suite F
Monmouth Junction, NJ 08852                                317,430                         20.0%

Covington Capital Corporation (8)
1 First Canadian Place
100 King Street West
Suite 2620, P.O. Box 165
Toronto, Ontario M5X 1C9                                   266,333                         16.6%

Edison Venture Fund, L.P.
Princeton Pike Corporation Center
997 Lenox Drive #3
Lawrenceville, NJ 08648                                    112,333                          7.0%

Michael Winderbaum
600 Columbus Ave., Apt 13R
New York, NY  10024                                        101,285                          6.3%

Ronald Kovach(3)                                            50,853                          3.2%

Franklin J. Iris(4)                                         27,348                          1.7%

Louis Balogh(5)                                             21,366                          1.4%

James F. Mrazek(6)                                          22,000                          1.4%

All Directors and Executive
Officers as a Group (7 persons)(8)                       1,102,155                         69.9%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Common Stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.

(2) Includes 35,191 shares which may be acquired within sixty days of September 1, 1997 pursuant to the exercise of stock options.

(3) Includes 24,951 shares which may be acquired within sixty days of September 1, 1997 pursuant to the exercise of stock options.

(4) Includes 20,999 shares which may be acquired within sixty days of September 1, 1997 pursuant to the exercise of stock options.

(5) Includes 20,999 shares which may be acquired within sixty days of September 1, 1997 pursuant to the exercise of stock options.

(6) Includes 18,333 shares which may be acquired within sixty days of September 1, 1997 pursuant to the exercise of stock options.

(7) ML Technology Ventures, LP is represented on the Board of Directors by Dr. Robert Curry. These shares were therefore included as part of the Directors and Executive Officers Group.

(8) Includes 266,333 shares which may be acquired within sixty days of September 1, 1997 pursuant to the exercise of stock options. Covington Capital Corporation is represented on the Board of Directors by Mr. Grant Brown. These shares were therefore included as part of the Directors and Executive Officers Group.

(9) In calculation of percentages, there were 1,159,810 outstanding shares plus 416,769 options that could be exercised within sixty days of September 1, 1997. On this basis, for purposes of calculations, the number of shares used is 1,576,579.

There are no arrangements known to the Company the operation of which may, at a subsequent date, result in a change in control of the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the start-up financing for the German Subsidiary, Mr. Oliver Claas, a private individual, former shareholder of German Subsidiary, and currently a minority shareholder of the Company, gave the Company a four (4) year term loan for 400,000 DM (US $291,000).

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

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

     (a)          Documents filed as part of the report:

                  1.and 2. The financial  statements and supplemental  schedules filed as part of this report are listed separately in the Index to Financial Statements and Financial Statement Schedule located on page F1 of this report.

                  3.Exhibits  - See Item  14(c).  Each  management  contract  or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibit Nos. 4(b), 4(c), 4(d) and 10(a)(1) of Item 14(c).

     (b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1997.

     (c)          List of Exhibits


Exhibit Number               Description
--------------               -----------

Exhibit 3 (a)       Restated and Amended  Certificate  of  Incorporation  of the
                    Company, by reference to the Company's form 10K for the year ended June 30, 1996

Exhibit 3 (b)       Restated and Amended  Bylaws of the Company,  incorporated by reference to the Company's  Registration
                    Statement on Form S-18 (Registration No. 33-10943-NY).

Exhibit 3 (c)       Articles of  Amendment  of Photon  Technology  International
                    (Canada)  Inc.,   dated  March  7,  1997,   incorporated  by
                    reference from the Company's report on Form 8-K.

Exhibit 3 (d)       Special Resolution of the sole director and sole shareholder of Photon  Technology  International  (Canada)  Inc.,  dated
                    March 7, 1997, incorporated by reference from the Company's report on Form 8-K.

Exhibit 4 (b)       Stock Option Plan as amended and restated  December 10, 1987 incorporated by reference from the Company's Annual Report on Form 10-K for the year ended June 30, 1988.

Exhibit 4 (c)       Form of Incentive  Stock Option,  incorporated  by reference from the Company's Annual Report on Form 10-K for year ended
                    June 30, 1989.

Exhibit 4 (d)       Form of Non-Qualified Option, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June
                    30, 1989.

Exhibit 4 (e)       Purchase  Agreement and Put  Agreement,  effective  March 7,
                    1997,  by  and  among  C.I.   Covington  Fund  Inc.,  Photon
                    Technology International (Canada) Inc. and Photon Technology
                    International, Inc., Incorporated by reference from the Company's report on Form 8-K.

Exhibit 10 (a) (1)  Employment  Agreement  between  Charles G.  Marianik and the
                    Company dated June 30, 1990, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1990.

Exhibit 10 (d)      Exclusive   Licensing   Agreement  for  Deltascan(  software
                    program,   incorporated   by  reference  to  the   Company's
                    Registration   Statement  on  Form  S-18  (Registration  No.
                    33-10943-NY).

Exhibit 10 (f)      Stockholders'  Agreement,  incorporated  by reference to the
                    Company's  Registration Statement on Form S-18 (Registration
                    No. 33-10943-NY).

Exhibit 10 (q) (3)  First  Amendment to  Intercreditor  Agreement  dated May 18,
                    1994.

Exhibit 10(q) (4)   Ontario  Development  Corporation Loan Agreement,  March 16,
                    1994.

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

Exhibit 10(x) Debenture Agreement dated October 31, 1995, by and between Photon Technology International, Inc. and CI.-CPA. Business Venture Fund, Inc., incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 1995.

Exhibit 10(y) Option Agreement dated October 31, 1995, by and between Photon Technology International, Inc. and C.I.-CPA. Business Venture Fund, Inc., incorporated by reference from the Company's Form 10-Q for the quarter ended December 31, 1995.

Exhibit 10(z)(1)    Loan and  Security  Agreement  dated June 26,  1996,  by and between Silicon Valley Bank and Photon Technology International, Inc., with Exhibits, incorporated by reference from the Company's Form 10-K for the fiscal year ended June 30, 1996.

Exhibit 10(z)(2)    Loan Document Modification Agreement dated June 10, 1997.

Exhibit 21 Subsidiaries, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1988.

Exhibit 99 (a)      401(K) Plan,  incorporated  by reference  from the Company's
                    Annual Report on Form 10-K for year ended June 30, 1989.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PHOTON TECHNOLOGY INTERNATIONAL, INC.

Date: September 26, 1997             By: /s/Charles G. Marianik
                                         ---------------------------
                                            Charles G. Marianik
                                            Chairman of the Board,
                                            Chief Executive Officer,
                                            President and
                                            Principal Executive Officer


Date: September 26, 1997             By: /s/Howard D. Zumbrun
                                         ---------------------------
                                            Howard D. Zumbrun
                                            Vice President,
                                            Chief Financial Officer

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

   Signature                                     Title                                           Date
   ---------                                     -----                                           ----
By: /s/Charles G. Marianik                       Chairman of the Board and Chief              September 26, 1997
  ---------------------------------              Executive Officer, President and
       Charles G. Marianik                       Director, (Principal Executive Officer)


By: /s/Ronald J. Kovach                          Executive Vice President,                    September 26, 1997
  ---------------------------------              Corporate Secretary and Director
       Ronald J. Kovach

By: /s/Howard D. Zumbrun                         Vice President,                              September 26, 1997
  ---------------------------------              Chief Financial Officer
       Howard D. Zumbrun

By: /s/Franklin J. Iris                          Director                                     September 26, 1997
   --------------------------------
       Franklin J. Iris

By:  /s/Louis Balogh                             Director                                     September 26, 1997
     ------------------------------
       Louis Balogh

By:  /s/James F. Mrazek                          Director                                     September 26, 1997
     ------------------------------
       James F. Mrazek

By:    Robert E. Curry                           Director                                     September 26, 1997
     ------------------------------
       Robert E. Curry

By:    M. Grant Brown                            Director                                     September 26, 1997
     ------------------------------
       M. Grant Brown

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


Photon Technology International, Inc.

The  following   Consolidated   Financial   Statements   of  Photon   Technology
International, Inc. are included in Item 8:

         Report of Independent Auditors

         Consolidated Balance Sheets--As at June 30, 1997 and 1996

         Consolidated Statements of Operations--For the Years Ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Shareholders' Equity--For the Years Ended June 30, 1997, 1996 and 1995

         Consolidated Statements of Cash Flows--For the Years Ended June 30, 1997, 1996 and 1995

         Notes to Consolidated Financial Statements

The following financial statement schedule is included herein:

         Schedule II--Valuation and Qualifying Accounts


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS





To the Shareholders and the Board of Directors of Photon Technology International, Inc.

We have audited the accompanying consolidated balance sheets of Photon Technology International, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the index at item 14(a) of Form 10-K. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Technology International, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



London, Canada                                                     Ernst & Young
September 17, 1997                                         Chartered Accountants

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
As at June 30,
                                                                                     (in U.S.$)
                                                                           1997                       1996
                                                                           ----                       ----
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                         $1,367,703                   $279,041
      Trade accounts receivable, less allowances of nil
      (1996-$3,280)                                                      2,078,250                  2,244,360
      Inventory
         Finished goods                                                    970,184                    788,139
         Work in process                                                   472,109                    534,750
         Raw materials                                                     619,581                    570,450
                                                                           -------                    -------
                                                                         2,061,874                  1,893,339

      Prepaid expenses and other current assets                            325,943                    243,957
                                                                           -------                    -------

         TOTAL CURRENT ASSETS                                            5,833,770                  4,660,697

PROPERTY AND EQUIPMENT
      Furniture and fixtures                                               153,135                    143,663
      Machinery and equipment                                            1,955,035                  1,810,678
                                                                         ---------                  ---------
                                                                         2,108,170                  1,954,341

LESS: Accumulated depreciation                                          (1,569,689)                (1,415,221)
                                                                        -----------                -----------
                                                                           538,481                    539,120

DEFERRED INCOME TAX ASSET (Note G)                                         143,758                    153,452

OTHER ASSETS (Note M)                                                    1,915,702                  2,057,240
                                                                         ---------                  ---------

                                                                        $8,431,711                 $7,410,509
                                                                        ==========                 ==========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS -- continued
As at June 30,
                                                                                      (in U.S.$)
                                                                            1997                       1996
                                                                            ----                       ----
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Bank indebtedness (Note D)                                        $1,321,829                 $1,522,397
      Accounts payable                                                   1,061,135                    964,159
      Deferred income                                                       11,924                     49,755
      Accrued liabilities (Note N)                                         170,448                    171,355
      Current maturities of capital lease obligations -
        (Notes F and L)                                                     20,484                      9,624
      Current maturities of long term debt (Note E)                        845,562                    380,781
                                                                        ----------                 ----------
         TOTAL CURRENT LIABILITIES                                       3,431,382                  3,098,071


DEFERRED INCOME TAX LIABILITY (Note G)                                        ----                    176,452

LONG TERM DEBT (Note E)                                                  1,229,041                  1,905,557

CAPITAL LEASE OBLIGATIONS (Notes F and L)                                   94,443                     52,813

PREFERRED SHARES - Canadian subsidiary (Note I)                          1,962,137                       ----

COMMITMENTS (Note L)

SHAREHOLDERS' EQUITY (Notes H, J, and K)
      Preferred stock, $1,000 par value: authorized 500
           shares; no shares issued or outstanding;
      Common stock, no par value:  authorized
           3,333,333 shares; issued 1,215,101
           (1996-1,209,067) shares, including 55,291
           shares in treasury stock (1996 - 55,291)                      6,297,386                  6,279,118
      Accumulated deficit                                               (3,984,473)                (3,710,312)
      Treasury stock, at cost                                              (56,433)                   (56,433)
      Cumulative foreign currency translation adjustment                  (541,772)                  (334,757)
                                                                        ----------                 ----------

         TOTAL SHAREHOLDERS' EQUITY                                      1,714,708                  2,177,616
                                                                        ----------                 ----------

                                                                        $8,431,711                 $7,410,509
                                                                        ==========                 ==========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30,
                                                                                (in U.S.$)
                                                              1997               1996                1995
                                                              ----               ----                ----
REVENUE                                                      $8,401,786       $9,258,800            $7,848,054

COSTS AND EXPENSES
      Cost of products sold                                   3,385,717        3,655,910             3,322,043
      Selling, general, and administrative                    3,944,653        4,126,412             3,175,272
      Research and development                                  878,425          844,403               570,603
      Interest                                                  318,621          280,364               121,890
      Depreciation and amortization                             158,843          150,370               148,072
      Goodwill amortization                                     153,311          153,131               105,825
      Foreign exchange (gain) loss                                3,377          (34,293)              (81,344)
                                                             ----------       ----------            ----------
                                                              8,842,947        9,176,297             7,362,361
                                                             ----------       ----------            ----------

Income (loss) before income tax provision
and minority interest                                          (441,161)          82,503               485,693

Provision (benefit) for income taxes (Note G)                  (167,000)         (63,000)               86,000
                                                             ----------       ----------            ----------

Income (loss) before minority interest                         (274,161)         145,503               399,693

Minority interest's share of German
subsidiary's net income                                             ---              ---               (42,198)
                                                             ----------       ----------            ----------

Net income (loss)                                             ($274,161)        $145,503              $357,495
                                                              ==========        ========              ========

Net income (loss) per common share and
common share equivalents                                       $ (0.24)          $  0.14              $   0.47
                                                               ========          =======              ========

Weighted average number of common shares
and common share equivalents outstanding                      1,156,935        1,008,620               766,328
                                                              =========        =========               =======

See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended June 30,                                           (in US$)
                                                                                          Cumulative
                                                                                          Foreign
                                                                             Treasury     currency          Total
                                             Common         Accumulated      Stock,       Translation      Shareholders'
                                             Stock             Deficit       At Cost      Adjustment        Equity
                                             ------         -----------      --------     ------------     -------------
Balance at June 30, 1994                    $5,279,095       $(4,213,310)     $(117,806)      $(102,166)      $845,813

10,132 shares issued
 from treasury stock                            26,056                           10,340                         36,396

Net income                                                       357,495                                       357,495

Foreign currency
 translation adjustment                                                                         (79,948)       (79,948)
                                            ----------       -----------      ---------       ---------       --------
Balance at June 30, 1995                     5,305,151        (3,855,815)      (107,466)       (182,114)     1,159,756

333,333 shares issued for
purchase of technology
from MLTV                                      875,000                                                         875,000

Purchase 49% PhotoMed
 GmbH subsidiary-
 with 50,000 shares
 from Treasury stock                            98,967                           51,033                        150,000

Net income                                                       145,503                                       145,503

Foreign currency
 translation adjustment                                                                        (152,643)      (152,643)
                                            ----------       -----------      ---------       ---------       --------
Balance at June 30, 1996                     6,279,118        (3,710,312)       (56,433)       (334,757)     2,177,616

5,958 shares issued under
the Company's Employee
Stock Purchase Plan (Note H)                    18,268                                                          18,268

Net loss                                                        (274,161)                                     (274,161)

Foreign currency
 translation adjustment                                                                        (207,015)      (207,015)
                                            ----------       -----------      ---------       ---------       --------
Balance at June 30, 1997                    $6,297,386      $ (3,984,473)     $ (56,433)     $ (541,772)    $1,714,708
                                            ==========      =============     ==========     ===========    ==========

See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30,                                                                          (in US$)
                                                                                      1997              1996                1995
                                                                                  -----------        -----------        -----------
OPERATING ACTIVITIES:
     Net Income (loss)                                                            $  (274,161)       $   145,503        $   357,495
     Adjustments to reconcile net income (loss) to net cash provided
       (used) by operating activities:
     Depreciation                                                                     158,843            150,370            148,072
     Goodwill amortization                                                            153,311            153,131            105,825
     Amortization - Other intangible assets                                           292,903            130,621             65,659
     Deferred income tax (benefit) expense                                           (167,000)           (63,000)            86,000
     Minority interest's share of German subsidiary's net income                         --                 --               42,198

Changes in operating assets and liabilities:
     Decrease (increase) in trade accounts receivable                                 166,110           (801,747)          (468,183)
     Increase in inventory                                                           (168,535)          (229,302)          (211,554)
     Decrease (increase) in prepaid expenses and
       other current assets                                                           (81,986)            37,641           (118,577)
     Increase (decrease) in accounts payable and accrued liabilities                   96,069             90,222            (88,312)
     (Decrease) increase in deferred income                                           (37,831)             7,731             11,419
                                                                                  -----------        -----------        -----------
Net cash provided (used) by operating activities                                      137,723           (378,830)           (69,958)
                                                                                  -----------        -----------        -----------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                               (88,109)          (115,687)           (81,419)
     Reduction in certificates of deposit                                                --                 --               25,120
     Investments in patents                                                            (6,025)            (1,145)              --
     Investment in capital of subsidiary                                                 --                 --              (18,452)
     Capitalized software                                                            (280,570)          (249,750)          (255,036)
                                                                                  -----------        -----------        -----------
Net cash used by investing activities                                                (374,704)          (366,582)          (329,787)
                                                                                  -----------        -----------        -----------


PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30,                                                                          (in US$)
                                                                                      1997              1996                1995
                                                                                  -----------        -----------        -----------
FINANCING ACTIVITIES:
     Net proceeds from issuance of preference shares                                1,962,137               --                 --
     Proceeds from issuance of common stock-
       Employee Stock Purchase Plan                                                    18,268               --                 --
     Financing costs incurred                                                         (77,406)          (136,393)              --
     Increase (decrease) in bank indebtedness                                        (200,568)           499,708            (54,395)
     Increase in long-term debt                                                          --            1,035,648            591,581
     Repayment of long-term debt                                                     (211,735)          (242,888)           (49,225)
     Payment of capital lease obligations                                             (13,230)           (25,343)           (15,599)
     Minority interest's investment in German subsidiary                                 --                 --               17,728
                                                                                  -----------        -----------        -----------
Net cash provided by financing activities                                           1,477,466          1,130,732            490,090
                                                                                  -----------        -----------        -----------

Effect of exchange rate changes on cash                                              (151,823)          (152,643)           (79,948)
                                                                                  -----------        -----------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           1,088,662            232,677             10,397
CASH AND CASH EQUIVALENTS - BEGINNING                                                 279,041             46,364             35,967
                                                                                  -----------        -----------        -----------
CASH AND CASH EQUIVALENTS - ENDING                                                $ 1,367,703        $   279,041        $    46,364
                                                                                  ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                                          $   294,779        $   271,642        $   107,418
                                                                                  ===========        ===========        ===========


See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in US$)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Photon Technology International, Inc. (the "Company") is engaged in research, development, manufacturing, sales and marketing of proprietary electro-optical systems which enable customers in health care, environmental science, and industrial process control to perform advanced analysis utilizing light. The Company's major products are electro-optical and light-based instrumentation, which utilize fluorescence technology. The primary markets are medical life sciences, physical sciences, environmental, and industrial.

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

1.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Photon Technology International, Inc., its wholly owned subsidiaries in Canada and in Germany (see Note O), its sales office branch in the United Kingdom, and a domestic joint venture in which the Company had a controlling interest through December 8, 1995 (see Note B). All significant intercompany transactions and balances are eliminated on consolidation.

2.   Foreign Currency Translation

     Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are reported in income.

3.   Cash and Cash Equivalents

     Cash and cash equivalents consist of temporary and highly liquid debt instruments with a maturity at acquisition of three months or less, and are stated at cost plus accrued interest which approximates market.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

4.   Inventory

     Inventory is stated at the lower of cost or net realizable value for work in process and finished goods and at the lower of cost or replacement cost for raw materials. The cost of inventory is determined using the first in, first out method.

5.   Property and Equipment

     Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from three to ten years. At the time of disposal of assets, both the cost and accumulated depreciation related to the particular assets are removed from the appropriate accounts and any gains or losses are
     included  in  income.   Major   renewals  and   betterment  of  assets  are
     capitalized.

6.   Other Assets

     Software development costs are capitalized in accordance with the guidance of Statement of Financial Accounting Standards No. 86 "Accounting for Software Costs", which provides for the capitalization of costs incurred from the point of establishing technological feasibility until the general release of the software. Amortization of software product development costs is computed using the straight-line method over the estimated economic life of the products, which is approximately five years. Software is an integrated component and included with each product system sale.

     Goodwill, which represents the difference between the purchase price of an acquired subsidiary (German Subsidiary), and the related value of net assets acquired or net liabilities assumed, is reported net of amortization, and is amortized using the straight-line method over a five year period.

     Technology rights acquired through issuance of the Company's shares of common stock are valued at the bid price of the stock at the date of transaction. These technology rights are being amortized on a straight-line basis over a ten year term.

     Direct costs related to financing are deferred and amortized on a straight-line basis over the term of the related financing agreement.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

     On an ongoing basis, management assesses the carrying value of its intangible assets to determine if there is an impairment in value by comparing expected undiscounted cash flows to the carrying value and reviewing other relevant factors that may affect carrying value. The amount of impairment, if any, is measured based on discounted projected cash flow compared to the carrying value.

7.   Revenue Recognition

     Revenue is recognized when the risks and benefits inherent in ownership are transferred, which normally occurs at the time of shipment of products. Revenue under extended warranty and maintenance contracts is deferred and recognized in income as the related services are performed.

8.   Income Taxes

     The liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," is utilized to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount and the tax basis of the respective assets and liabilities at the enacted tax rates.

9.   Net Income (Loss) Per Common Share and Common Share Equivalents

     Net income (loss) per common share and common share equivalents is computed on the basis of the weighted average number of common shares and common share equivalents outstanding. For the years presented, the effect of common stock equivalents arising from stock options was not included as they were anti-dilutive using the treasury method.

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE B--RESEARCH AND DEVELOPMENT AGREEMENT

On April 6, 1987, the Company entered into a research and development agreement with M.L. Technology Ventures, L.P. ("MLTV"), a related party. The agreement provided that MLTV pay the Company $3,133,000 to develop new photonic technologies with applications in the medical field. MLTV would own all the technology rights to the products developed under the terms of the agreement. The agreement provided for the development of four products ("MLTV Products"), and the fourth product was completed to a prototype stage during fiscal 1996.

In March of 1990, upon the sale of the first MLTV Product, the Company entered into a partnership and joint venture agreement with MLTV to market all of the MLTV Products. On December 8, 1995, the Company entered into an agreement with MLTV whereby the Company issued 333,333 shares of common stock to purchase the technology rights and related joint venture interest of the products developed under the Research and Development Agreement between the Company and MLTV. The common stock is in full settlement of all obligations of the Company related to the technology rights and joint venture interest. The technology rights were valued at $875,000, using the bid price of the Company's shares on the day of the transaction, which in management's opinion is the most objective measure of the value of the technology rights. As a result of the agreement, the joint venture between the Company and MLTV terminated.

NOTE C--GEOGRAPHIC INFORMATION

Geographical financial information for the years ended June 30, is as follows:

                                                                            (in thousands)
                                                      1997                       1996                      1995
                                                     ------                     ------                    ------
Net sales to unaffiliated customers:
     North America                                   $5,880                     $6,385                    $4,784
     Germany                                          1,238                      1,841                     1,905
     United Kingdom                                   1,284                      1,033                     1,159
                                                     ------                     ------                    ------
                                                     $8,402                     $9,259                    $7,848
                                                     ======                     ======                    ======

Transfers between geographic areas:

     North America                                    4,228                      4,422                     3,920
     Germany                                            329                        227                       112
     United Kingdom                                       -                          -                         -
                                                     ------                     ------                    ------
     Revenue                                         $4,557                     $4,649                    $4,032
                                                     ======                     ======                    ======

PHOTON TECHNOLOGY INTERNATIONAL, INC.

 (in US$)

NOTE C--GEOGRAPHIC INFORMATION--Continued

                                                      1997                  1996                1995
                                                    --------             --------             --------
Operating income (loss):
     North America                                  $    175             $    293             $    387
     Germany                                            (256)                 311                  210
     United Kingdom                                      (41)                (241)                 (31)
                                                    --------             --------             --------

     Total Operating Income (loss)                  $   (122)            $    363             $    566
                                                    ========             ========             ========

Identifiable Assets:
     North America                                  $ 10,572             $  8,326
     Germany                                           1,116                1,494
     United Kingdom                                      540                  398
     Elimination                                      (3,796)              (2,807)
                                                    --------             --------

     Total Identifiable Assets                      $  8,432             $  7,411
                                                    ========             ========

Net sales to unaffiliated customers is based on the location of the selling organization. Transfers among geographic areas are recorded at cost plus a mark-up. Operating income consists of income before income tax provision after adding back interest expense, after determining minority interest. Identifiable assets of geographic areas are those assets used in and/or are directly related to the activities of the Company's specific operations in each of the locations, and intercompany assets are eliminated on consolidation.

NOTE D--BANK INDEBTEDNESS
Bank indebtedness as of June 30, consists of:

                                                                                          (in US$)
                                                                                1997                   1996
                                                                             ----------             ----------
Working capital line of credit-Silicon Valley Bank                             $920,696                    ---

Inventory sublimit advances-Silicon Valley Bank                                 145,919                    ---

Line of credit-Bank of Montreal, denominated in Canadian
  dollars (1996-$1,740,527 CDN)                                                     ---             $1,276,328

Line of credit-Stadparkasse Bank, denominated in German
  Deutsche marks (1997-445,478 DM; 1996-375,008 DM)                             255,214                246,069
                                                                                -------            -----------
                                                                             $1,321,829             $1,522,397
                                                                             ==========             ==========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE D--BANK INDEBTEDNESS--Continued

On June 26, 1996 the Company secured a working capital line of credit with Silicon Valley Bank for $2,000,000, from which the Bank of Montreal facility was repaid in full. This credit facility, which had an original term expiring June 25, 1997, has been extended to October 15, 1997 and bears interest at prime (8.5% at June 30, 1997) plus 1.5%. Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary, and the United Kingdom branch office. The Company retains ownership of intellectual property and is restricted on the pledge of this property to any other party. The advances are based on 75% of eligible domestic and Canadian accounts receivable due within ninety days of invoice date and 90% of eligible foreign accounts receivable that are covered (supported) by either: (a) credit insurance; or (b) letters of credit.

Effective November 27, 1996, the facility with Silicon Valley Bank was modified to establish inventory sublimit advances, up to a maximum of $300,000. Interest on the inventory sublimit advances is due and payable monthly and bears interest at prime (8.5% at June 30, 1997) plus 2.0%. This modification included a warrant to Silicon Valley Bank for the purchase of 5,000 common shares at $3.75 expiring November 26, 2001. Also as part of this modification, MLTV agreed to defer the principal repayment requirements on its subordinated promissory note (Note E).

Effective  June 10, 1997,  the terms of  repayment  for the  inventory  sublimit advances were modified requiring the Company to make monthly principal repayments such that the balance outstanding would be repaid in full, including accrued interest, on September 15, 1997. The Company has received from Silicon Valley Bank a waiver of covenant breaches at June 30, 1997.

Bank indebtedness includes the outstanding balance of 255,214 (445,478 DM) drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 500,000 DM, which was established in conjunction with the formation of the German Subsidiary (See Note O). The collateral for the line represents a security interest in all assets of the Germany Subsidiary. Interest is charged on a quarterly basis at rates based on the German Federal Bank's discount rate (8.75% at June 30, 1997).

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE E--LONG TERM DEBT

Details of long-term debt as of June 30, are as follows:

                                                                                           (in US$)
                                                                                     1997             1996
                                                                                  ----------       ----------
     Subordinated promissory note payable to a
     shareholder (MLTV)                                                           $  650,761       $  650,761

     Term loan payable to the Ontario Development
     Corporation ("ODC"), at 6.75%, denominated in Canadian
     dollars (1997-$299,992 CDN; 1996 - $415,000 CDN)                                217,224          304,320

     Term loan denominated in German
     marks (1997-267,339 DM; 1996-352,600 DM)                                        156,673          231,307

     12% subordinated promissory note payable to Covington
     Capital Corporation, denominated in Canadian
     dollars (1997-$1,450,000 CDN; 1996-$1,500,000 CDN)                            1,049,945        1,099,950
                                                                                  ----------       ----------

     Total                                                                         2,074,603        2,286,338

     Less: current maturities                                                        845,562          380,781
                                                                                  ----------       ----------

     Long-term debt, net of current maturities                                    $1,229,041       $1,905,557
                                                                                  ==========       ==========

On September 20, 1995, the Company entered into an agreement with MLTV. Under this agreement, the Company was to repay the existing $770,761 subordinated debt, without interest charged or accruing over a two year period, commencing October 1995. The repayment was in the amount of $20,000 per month, with the remaining balance to be paid in full at the end of this term. In June 1996, as part of the Company obtaining its facility with Silicon Valley Bank (Note D), MLTV agreed to defer the monthly payments on the promissory note for the period from June 1996 through June 1997, and to extend the maturity of the note to December 1, 1997. Interest accrues on the deferred amounts ($260,000) at 12%. The Company granted a security interest in all of the Company's right, title, and interest in all amounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank of California (Note D) and ranks equally in priority with the Covington Capital Corporation promissory note.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE E--LONG TERM DEBT--Continued

On February 3, 1994 the Company received from ODC an "offer of loan" for a $500,000 Canadian dollar fixed term loan at an interest rate of 6.75% for a term of 4.5 years. This term loan was originally part of an ODC credit facility of $900,000 Canadian dollars under the Export Loan Program. The loan was based on specific advance requests for equipment, inventory, and training expenditures to finance the relocation of production operations from the New Jersey plant to the Canada plant.

Payment of principal was originally scheduled to start on the earlier of full disbursement or August 15, 1995. Since the full disbursement had not occurred by June 30, 1995, the Company was granted an extension by ODC until June 30, 1996. Repayments began on July 15, 1996 for an amended period of forty months at a rate of $11,597 Canadian ($8,500 US) per month, including principal and interest. Interest has been charged on a monthly basis at a stated rate of 6.75%, effective since July 1994. The Company provided a security interest in all chattel owned and acquired under this loan program. ODC waived a floating charge on all assets in subordination to the Silicon Valley Bank debt (Note D).

Long term debt also includes an unsecured loan by a private individual to the Company's wholly-owned German subsidiary. Blended principal and interest payments of 10,000 German marks per month are required. Interest accrues at 5.25% plus the prevailing German Federal Bank's discount rate (2.5% at June 30,
1997).

On October 31, 1995, the Company completed a $1,500,000 Canadian ($1,100,000 US) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. Principal payments of $6,250 Canadian monthly began November 1996 and will extend through September 2000. This agreement includes a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years (expires October 31, 2000), and a second option of 133,333 shares of common stock of the Company at $7.50 per share until October 1996 and then at $9.75 per share until October 1997. In conjunction with the issuance of preference shares of Photon Technology International (Canada), Inc. on March 7, 1997 (Note I), the option agreement between C.I. - C.P.A. Business Ventures Fund, Inc., and the Company was amended. The number of second option shares was increased by an additional 50,000 shares of common stock of the Company at $9.00 per share. The total number of second option shares is 183,333, and the option for all such second option shares was extended by twenty-four months to October 31, 1999. The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE E--LONG TERM DEBT--Continued

The approximate aggregate amount of all long-term debt maturities for the years ended June 30, is as follows:

                  1998                                $  845,562
                  1999                                   200,909
                  2000                                   141,109
                  2001                                   887,023
                                                      ----------
                                                      $2,074,603
                                                      ==========

NOTE F--CAPITAL LEASE OBLIGATIONS

The Company (Canadian Subsidiary) has entered into two capital leases for equipment expiring through August 2002 (Note L), with aggregate monthly payments of approximately $3,500 Canadian dollars ($2,500 US), with interest ranging from 9.2% to 10.4%.

Details of capital lease obligations as of June 30, are as follows:

                                                                                (in US$)
                                                                        1997                       1996
                                                                      -------                    --------
Capital lease obligations, denominated in Canadian
dollars (1997-$158,717 CDN; 1996-$85,145 CDN)                        $114,927                    $ 62,437

Less:  current maturites                                               20,484                       9,624
                                                                      -------                    --------
Long-term maturities                                                  $94,443                    $ 52,813
                                                                      =======                    ========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE G--INCOME TAXES

At June 30, 1997 the Company has net operating loss carryforwards of approximately $3,000,000 and $500,000 for U.S. federal and Canadian tax reporting purposes, respectively, which expire in varying amounts through 2012 and 1999, respectively. In addition, the Company has approximately $400,000 of net operating loss carryforwards for German tax reporting purposes, and these loss carryforwards do not have an expiration date. The Company also has at June 30, 1997, unused tax credits of approximately $117,000 and $64,000 for U.S. federal and Canadian tax reporting purposes, respectively, which expire in varying amounts through 2003 and 1999, respectively, to offset future income taxes. The tax credits primarily relate to research and development. As a result of certain transactions involving issuance of the Company's common stock and options to purchase stock, an "ownership" change occurred in 1988 under Section 382 of the U.S. Internal Revenue Code of 1986. Consequently, future utilization of the Company's U.S. net operating loss carry forwards and tax credit carryforwards attributable to periods before the ownership change will restrict the utilization of the loss carryforwards and tax credit carryforwards in a particular year.

The provision (benefit) for income taxes for the years ended June 30, consists of the following:

                                     1997                  1996                  1995
                                   ---------             ---------             ---------
Current                            $    --               $    --               $    --
Deferred                            (167,000)              (63,000)               86,000
                                   ---------             ---------             ---------

Tax provision (benefit)            ($167,000)            $ (63,000)            $  86,000
                                   =========             =========             =========

All tax provisions (benefits) relate to the Company's international operations. No provision has been made for the Company's domestic operations.

Significant components of the Company's deferred tax assets and liabilities as at June 30, 1997, are as follows:

Deferred Tax Assets                                    Current            Non Current             Total
-------------------                                    -------            -----------           ----------
Accruals/Reserves                                      $74,470            $       ---           $   74,470
Deferred Income                                          4,054                    ---                4,054
Net Operating Loss Carryforward                            ---              1,433,856            1,433,856
Tax Credits                                                ---                181,354              181,354
Other                                                   50,284                  1,729               52,013
                                                        ------                  -----               ------

Gross Deferred Tax Asset                               128,808              1,616,939            1,745,747
                                                       -------              ---------            ---------

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE G--INCOME TAXES--Continued

Deferred Tax Assets                                    Current            Non Current             Total
-------------------                                    -------            -----------           ----------
Deferred Tax Liabilities

Capitalized Software                                       ---               (252,125)            (252,125)
Goodwill related to the start-up of
   the German subsidiary                                   ---               (175,725)            (175,725)
                                                       -------               ---------            ---------

Gross Deferred Tax Liability                               ---               (427,850)            (427,850)
                                                      --------               ---------            ---------

                                                       128,808              1,189,089            1,317,897

Valuation Allowance For Deferred Tax
Assets                                                (128,808)            (1,045,331)          (1,174,139)
                                                      ---------            -----------          -----------

Net Deferred Taxes                                    $    ---             $  143,758           $  143,758
                                                      =========            ==========           ==========

Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996, are as follows:

Deferred Tax Assets                               Current              Non-Current               Total
-------------------                               -------              -----------               -----
Accruals/Reserves                              $    76,988            $      --               $    76,988
Deferred Income                                     16,917                   --                    16,917
Net Operating Loss Carryforward                       --                1,317,214               1,317,214
Tax credits                                           --                  187,813                 187,813
Other                                               18,058                  4,502                  22,560
                                               -----------            -----------             -----------

Gross Deferred Tax Asset                           111,963              1,409,529               1,621,492
                                               -----------            -----------             -----------


Deferred Tax Liabilities
Capitalized software                                  --                 (177,229)               (177,229)
Goodwill related to the start-up of
   the German subsidiary                              --                 (257,163)               (257,163)
Other                                                 --                  (10,308)                (10,308)
                                               -----------            -----------             -----------

Gross Deferred Tax Liability                          --                 (444,700)               (444,700)
                                               -----------            -----------             -----------

                                                   111,963                964,829               1,176,792

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE G--INCOME TAXES--Continued

Deferred Tax Assets                               Current              Non-Current               Total
-------------------                               -------              -----------               -----
  Valuation allowance for deferred
      tax assets                                  (111,963)            (1,087,829)            (1,199,792)
                                               -----------            -----------             -----------

  Net Deferred Taxes                           $      ---             $   (23,000)            $  (23,000)
                                               ===========            ===========             ===========

U.S. and foreign income (loss) from operations before income tax provision and minority interest for the years ended June 30, are as follows:

                                    1997                             1996                        1995
                                  ---------                        -------                     --------
  U.S.                              (66,239)                       $13,176                    $(204,284)
  Foreign                           374,922                         69,327                      689,977
                                  ---------                        -------                     --------
                                  $(441,161)                       $82,503                     $485,693
                                  ==========                       =======                     ========

The U.S. statutory rate of 34% can be reconciled to the effective tax rate for the years ended June 30, as follows:

                                                                                  Liability Method
                                                                                  ----------------
                                                                     1997               1996              1995
                                                                  ---------            -------          --------
Pre-tax income (loss)                                             $(441,161)           $82,503          $485,693
                                                                  ==========           =======          ========
Provision for taxes at statutory rate                              (149,995)            28,051           165,136
Canadian net operating loss carryforward                             (7,153)           (23,164)         (150,204)
Canadian corporate minimum and capital taxes                          7,220              8,138               ---
Canadian research tax credit                                            ---               ----           (71,050)
Goodwill related to start-up of German operations                   (81,438)           (33,137)          290,300
German net operating loss carryforward                                                    ----          (204,300)
Non-deductible meals and entertainment expense                        4,791             10,100            10,000
Change in beginning of year valuation allowance                     (25,653)          (123,083)          (10,326)
Foreign tax rates in excess of U.S. Statutory rate                      753             45,168            24,342
Other                                                                84,475             24,927            32,102
                                                                  ---------            -------          --------
Provision (benefit) for income taxes                              $(167,000)          $(63,000)          $86,000
                                                                  ==========          =========         ========

The Company paid no corporate income taxes in 1997, 1996, or 1995. One of the Company's subsidiaries, Photon Technology International (Canada) Inc., paid corporate minimum and capital taxes to the Province of Ontario in Canada of $9,850 in 1997 (1996 - $20,902; 1995 - $nil).

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE G--INCOME TAXES--Continued

Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested, and, accordingly, no provision for US federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credit carryforwards would be available to reduce some portion of the U.S. liability.

NOTE H--EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan, effective April 1, 1996, to provide eligible employees of the Company (including the Canadian and German subsidiaries) with the opportunity to acquire a proprietary interest in the Company. The number of authorized shares reserved for issuance is 83,334. In 1997, 5,958 shares were issued (no shares were issued during 1996).

NOTE I--PREFERENCE SHARES--Canadian Subsidiary

On March 7, 1997, 296,296 preference shares of Photon Technology International (Canada) Inc., (a wholly-owned subsidiary) were issued. The shares are non-voting, non-cumulative, non-redeemable, retractable, non-participating, and without nominal or par value. The aggregated purchase price of the preference shares was US$ 2,000,000, net of financing costs of US$37,863, for a net amount of US$1,962,137.

The holders of the preference shares, at the discretion of the directors of Photon Technology International (Canada), Inc., but always in preference and priority to any payment of dividends on the common stock of the Company in each year, are entitled to non-cumulative dividends at the rate of $0.50 per share.

In conjunction with the issuance of the preference shares, a put option agreement was adopted between the Company and the holder of the preferred shares. Under this agreement, the Company granted to the holder an irrevocable and transferable right to require the Company to purchase from the holder, on or after March 7, 1998, some or all of the preference shares. The retraction price for each preference share is the then current market price of the Company's common shares. The Company then has five business days in which to notify the holder of its election of whether it will satisfy the put price in cash or by the issuance of common stock of the Company (subject to equivalence and adjustment, if necessary).

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE I--PREFERENCE SHARES--Canadian Subsidiary--Continued

Any holder of a preference share is entitled on or after March 7, 1998, to require Photon Technology International (Canada), Inc. to redeem all, but no less than all, of such holder's preference shares for the redemption price equal to the then current market price of the Company's common shares, plus any declared and unpaid dividends. The holder of the preference shares has agreed not to exercise its redemption right unless the Company defaults on its obligations under the put option agreement described above. The share provisions also contain an adjustment provision in relation to the redemption price on the basis that each preference share is and is intended to be the equivalent of each common share of the Company, to the effect that any change in the equivalence of the preference shares with the common stock of the Company, as determined in good faith by the board of directors of the Company, will result in such adjustment to the redemption price as is required to re-establish such equivalence.

NOTE J--STOCK OPTIONS

The Company adopted a Stock Option Plan (the "Plan") in 1987 to provide incentive and non-qualified common stock options for officers, key employees, and directors of the Company. The number of authorized shares issuable in the option pool is 300,000 at June 30, 1997 (an additional 66,667 shares were authorized during fiscal 1997). The plan limits the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year to 100,000 shares.

The Plan was established primarily to assist the Company in retaining the services of valued employees, directors, and consultants by offering them the opportunity to acquire an equity interest in the Company and to aid the Company in attracting those individuals whose services would be essential to the Company's future success.

The Plan is divided into two separate equity incentive programs: (a) a discretionary option grant program under which executive officers, key employees, non-employee directors, and consultants may be granted options to purchase shares of the Company's common stock at the discretion of the plan administrator; and (b) an automatic option grant program under which eligible non-employee directors will automatically receive, at periodic intervals over their period of Board service, special option grants to purchase shares of the Company's common stock.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE J--STOCK OPTIONS--Continued

The options granted under the discretionary option grant program vest after one year from the grant date, unless otherwise provided in the option agreement. Options granted under the automatic option grant program will vest (and the Company's repurchase rights of the option shares will lapse) in three successive equal annual installments over the optionee's period of Board service, with the first such installment to vest upon the completion of one year of Board service measured from the automatic grant date.

All options granted have a maximum term of ten years from grant date, and each option has an exercise price equal to 100% of the fair market value per share of the Company's common stock on the grant date.

For the year ended June 30, 1997, the Company granted 45,999 stock options, of which 36,000 options were issued to executive officers, and 9,999 options were issued to directors. For fiscal 1996, the Company granted 35,110 stock options, of which 25,110 options were issued to executive officers, and 10,000 options were issued to directors. No options were exercised in fiscal 1997 and 1996. In 1997, 37,699 options were cancelled (1996 nil).

197,471 options or 66% of the authorized shares in the option pool have been granted as of June 30, 1997, of which 151,472 are exercisable. Of the granted options, 86,661 or 44% are under the automatic option grant program, and 110,810 or 56% are under the discretionary option grant program. The exercise price of the common stock options range from $1.31 per share to $4.50 per share, and on a weighted average basis approximates $3.57 per share. The granted and outstanding options have expiration dates ranging from 1999 to 2007.

See Notes D and E for  descriptions  of the  options  granted by the  Company to
Silicon  Valley  Bank  and  C.I.  -  C.P.A.   Business   Ventures  Fund,   Inc.,
respectively.

NOTE K--TREASURY STOCK

In October 1994, the Company issued 2,667 shares of treasury stock to three executives in lieu of paying an earned 1994 cash bonus. The stock was issued at a fair market value of $30,000 or $3.75 per share.

On March 20, 1995 the Company issued a total of 2,132 shares of treasury stock in lieu of entitled vacation pay to two key Canadian employees. The stock was issued at a fair market value of $3.00 per share.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE K--TREASURY STOCK--Continued

On July 5, 1995, the Company acquired the remaining 49% ownership of the German Subsidiary from its minority shareholders. The Company issued 50,000 common shares from treasury stock, at a fair market value of $3.00 per share. As a result of this transaction, German Subsidiary became a wholly-owned subsidiary of the Company. The transaction is accounted for as a business combination (step-by-step acquisition) using the purchase method of accounting.

As a result of acquiring the remaining 49% ownership of German Subsidiary for treasury stock, the number of shares in treasury stock decreased from 105,291 shares to 55,291.

NOTE L--LEASES AND COMMITMENTS

Future minimum annual rental commitments under capital leases and non-cancelable operating leases at June 30, 1997 are as follows:

                                             Capital                  Operating
                                             Leases                     Leases
                                            ---------                  --------
1998                                          $30,799                  $129,829
1999                                           30,799                    95,267
2000                                           30,799                    59,691
2001                                           30,799                    38,961
2002 and thereafter                            20,456                    10,807
                                            ---------                  --------

Total minimum lease payments                  143,652                  $334,555
                                                                       ========
Less interest                                  28,725
                                            ---------
Present value of net minimum
lease payments at June 30, 1997             $ 114,927
                                            =========

Equipment under capital leases and accumulated amortization amounted to $131,062 and $27,100, respectively, as of June 30, 1997, and $100,465 and $22,280, respectively, as of June 30, 1996. Rental expense for operating leases was $271,377, $278,780, and $207,609 for 1997, 1996 and 1995, respectively.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE L--LEASES AND COMMITMENTS--Continued

In August 1997 the Company entered into an agreement with Charter Financial, Inc. (third party leasing company) of New York City, New York to finance the purchase of a computer network system with several vendors for the corporate offices in New Jersey. The lease, which will be treated as a capital lease, will total approximately $150,000 once the computer network system has been completed and payments to the various vendors have been finalized. The term of the financing is three years with monthly payments of $4,812 at an annual interest rate of 10.8%, with a purchase option of $100 at the end of the lease term. The Company provided a security interest in all the equipment owned and acquired under this lease agreement. Silicon Valley Bank agreed to subordinate any and all interests in the equipment acquired under the lease with Charter Financial, Inc. (Note D).

NOTE M--OTHER ASSETS

Other assets consist of the following as of June 30,:

                                                                      1997                  1996
                                                                   ----------            ----------
Goodwill, net of accumulated
    amortization of $408,751 (1996: $258,956)
    (see Note O)                                                   $  329,235            $  541,870

Capitalized software development costs,
    net of accumulated amortization of $223,126
     (1996: $136,257)                                                 741,544               547,844

Patents, net of accumulated amortization of
    $ 32,050 (1996: $30,140)                                           25,124                19,098

Purchase of technology rights and related joint venture
    interest (see Note B), net of accumulated
    amortization of $131,250 (1996: $43,750)                          743,747               831,250

Deferred financing costs net of accumulated
    amortization of $52,393 (1996: $19,215)                            76,052               117,178
                                                                   ----------            ----------
                                                                   $1,915,702            $2,057,240
                                                                   ==========            ==========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE M--OTHER ASSETS --Continued

The Company capitalized approximately $280,000 of software development costs during fiscal 1997 ($250,000 in 1996 and $251,000 in 1995). Amortization of capitalized software development costs was $87,000 for 1997, $87,000 for 1996, and $49,000 for 1995. These amortization costs have been recorded in Cost of Products Sold.

Financing costs, primarily related to the Covington Capital and MLTV financing agreements, have been capitalized and are amortized over the term of the agreements (See Note E).


NOTE N--ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30:

                                                               1997                1996
                                                             --------            --------
Employee compensation and other employee benefits             122,214            $117,308
Warranty and installation                                        --                47,781
Interest                                                       22,258                --
Other                                                          25,976               6,266
                                                             --------            --------
                                                              170,448            $171,355
                                                             ========            ========

NOTE O--GERMAN SUBSIDIARY

On September 30, 1994, the Company established a new subsidiary (German Subsidiary) in Hamburg, Germany. The Company owned 51% of the subsidiary at that time, and three individual investors owned the remaining 49%. Subsequent to the formation, the German Subsidiary entered into an agreement with the Stadtparkasse Bank of Wedel, Germany. Under this agreement, German Subsidiary acquired certain inventory and fixed assets through the bank from the Company's German distributor. In addition, German Subsidiary agreed to assume certain outstanding liabilities of the previous German distributor, including outstanding payables to various vendors, unpaid compensation and social costs of certain employees.

PHOTON TECHNOLOGY INTERNATIONAL, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE O--GERMAN SUBSIDIARY--Continued

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

The purchase price of the 51% ownership, which comprised the assumption of liabilities, was allocated as follows:

         Inventory                                      $ 216,000
         Fixed assets                                      67,500
         Goodwill                                         686,400
         Deferred tax assets                              343,200
         Deferred tax liability                          (343,200)
                                                        ---------
         Total                                            969,900
         Less: liabilities assumed:
              Bank indebtedness                          (499,700)
              Trade payable                              (470,200)
                                                        ---------
                                                        $       0
                                                        =========

The operating results in fiscal 1995 of German Subsidiary, subsequent to September 30, 1994, were included in the Company's result of operations. The minority interest's 49% share of German Subsidiary's income was deducted from the determination of net income of the Company in 1995.

On July 5, 1995, the Company acquired the remaining 49% ownership of German Subsidiary from its minority shareholders. The Company issued 50,000 common shares from treasury stock, at a value of $3.00 per share. As a result of this transaction, the German Subsidiary became a wholly-owned subsidiary of the Company. The transaction is accounted for as a business combination (step-by-step acquisition) using the purchase method of accounting.

The purchase price for the remaining 49% ownership was allocated as follows:

Goodwill on acquisition                                  $ 72,000
Net assets acquired from minority interest                 78,000
                                                         --------

                                                         $150,000
                                                         ========

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE O--GERMAN SUBSIDIARY--Continued

In fiscal 1996, the Company assumed an additional $43,000 of liabilities with respect to the 51% acquisition of the German Subsidiary, which was added to goodwill in other assets.

The operating results of German Subsidiary for fiscal 1996 were fully included as a wholly-owned subsidiary.

NOTE P--STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For a summary description of the principal features of the Company's stock option plan, see Note J--Stock Options.

Pro forma information regarding net income and earnings per share is required under the Statement of Financial Accounting Standards (FASB) No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: risk-free interest rate of 6.35% (1996-5.56%); dividend yields of 0.0% (1996-0.0%); volatility factors of the expected market price of the Company's common stock of 2.423 (1996-1.164); and a weighted-average expected life of the option of 5 years (1996-5 years).

The Company's pro forma information for the years ended June 30, is as follows:

                                                  1997                  1996
                                               ---------             ---------
Net income (loss) under U.S. GAAP              $(274,161)            $ 145,503

Compensation expense per FASB 123                  5,382                92,690
                                               ---------             ---------

Pro forma net income (loss)                    ($279,543)            $  52,813
                                               =========             =========

Pro forma earnings per common share
and common share equivalents                   ($   0.24)            $    0.05
                                               =========             =========

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE P--STOCK COMPENSATION--Continued

A summary of the Company's stock option activity, and related information as of June 30, is as follows:

                                                      1997                           1996
                                                      ----                           ----
                                                           Weighted                             Weighted
                                           Number of        Average           Number of         Average
                                            Options       Exercise Price      Options        Exercise Price
                                            -------       --------------      -------        --------------
Outstanding, beginning of year               189,171          $3.63         154,061             $3.70
Granted                                       45,999           3.42          35,110              3.31
Exercised                                        ---            ---             ---               ---
Forfeited                                     37,699           3.70             ---               ---
                                             -------          -----         -------             -----

Outstanding, end of year                     197,471          $3.57         189,171             $3.63
                                             =======          =====         =======             =====

Exercisable at end of year                   151,472          $3.61         189,171             $3.63
                                             =======          =====         =======             =====

Weighted-average fair value of
options granted during the period             $3.40                           $2.64
                                              =====                           =====

Exercise prices for options outstanding as of June 30, 1997 range from $1.31 to $4.50. The weighted-average remaining contractual life of those options is 7.2 years.

NOTE Q--RECENT ACCOUNTING PRONOUNCEMENTS

New U.S. accounting standards regarding the determination of earnings per share have recently been issued by the Financial Accounting Standards Board. The Company will initially adopt these new standards, commencing with its interim financial statements for the period ended December 31, 1997. Adoption of the new standards, which involves restatement of net income (loss) per share amounts for prior periods, is expected to have no material effect on the Company's net income (loss) per share amounts.

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE R--COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE S--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair market values of the Company's financial instruments as of June 30,:

                                                                    (in thousands)
                                                                         1997
                                                                         ----
                                                                 Book              Fair
                                                                 Value             Value
                                                                 -----             -----
Financial Assets:
  Cash and cash equivalents                                      $1,368            $1,368
  Trade accounts receivable                                       2,078             2,078

Financial Liabilities:
  Bank indebtedness                                               1,322             1,322
  Long Term Debt: (Note E)
     Subordinated promissory note - MLTV                            651               631
     Term loan payable - ODC                                        217               219
     Term loan - German Marks                                       157               157
     Subordinated promissory note - Covington Capital             1,050             1,169
     Capital leases                                                 114               116

The fair value of the Company's long-term debt is estimated by discounting expected cash flows at the Company's incremental borrowing rate for debt of the same remaining maturities.

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

NOTE S--FAIR VALUE OF FINANCIAL INSTRUMENTS--Continued

The Company is exposed to credit losses in the event of non-performance by the counter-parties to its financial assets; however, the Company does not anticipate non-performance of such parties. There is no off-balance sheet credit risk of accounting loss.

Concentrations of credit risk arise since a number of the Company's customers are government agencies or academic institutions worldwide. However, the Company does not foresee a credit risk associated with its receivables primarily due to the fact that these customers are funded prior to the purchase of products and overall the Company historically has had no material bad debts. The allowance for doubtful accounts is adequate to provide for normal credit losses.

NOTE T--SIGNIFICANT RISKS AND UNCERTAINTIES

The preparation of the consolidated financial statements of the Company in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods ended June 30. Actual amounts may differ from estimates.

The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary-markets served are medical life sciences, physical sciences, environmental and industrial. The Company markets its products worldwide. Markets of particular concentration include North America, Europe, South America and the Pacific Rim. The Company's products are primarily used in research, diagnostics testing, monitoring or process/quality control. The Company's customer base includes universities, pharmaceutical companies, hospitals, biotechnology companies and industrial companies. The Company has been in business and serving these markets with products since 1983 and has established a solid customer base which provides repeat and/or referral business. The products are proprietary and patented. The products are very competitive and accepted due to the technical properties of fluorescence such as sensitivity. This allows detection of very small-subcellular amounts of substance with accuracy, non-invasive and non-radioactive characteristic for safety, speed in monitoring changes, visualization of images to monitor changes and relatively low cost. Although there are competing technologies and competition in existing markets for fluorescence technology, the Company does not appear to be materially impacted or limited by this competition.

                                     SCHEDULE II -- VALUATION AND QUALIFICATION ACCOUNTS


                                                                  Charged to
                                            Beginning             Costs and                                   Ending
         Description                        Balance               Expenses              (Decrease)            Balance
         -----------                        -------               --------              ----------            -------


                                            June 30, 1994                                                     June 30, 1995
                                            -------------                                                     -------------
1.   Allowance for
     Doubtful Accounts                          3,970                   ---                   (402)                3,568

2.   Allowance for Inventory                   70,061                15,146                    ---                85,207

3.   Valuation Allowance -
     Deferred Income Taxes                  1,333,201               (10,326)                   ---             1,322,875

                                            June 30, 1995                                                      June 30, 1996
                                            -------------                                                      -------------
1.   Allowance for
     Doubtful Accounts                          3,568                   ---                   (268)                3,280

2.   Allowance for Inventory                   85,207                30,000                    ---               115,207

3.   Valuation Allowance -
     Deferred Income Taxes                  1,322,875              (123,083)                   ---             1,199,792

                                            June 30, 1996                                                      June 30, 1997
                                            -------------                                                      -------------
1.   Allowance for
     Doubtful Accounts                          3,280                                        3,280                   ---

2. Allowance for Inventory                    115,207                14,000                                      129,207

3.   Valuation Allowance -
     Deferred Income Taxes                  1,199,792               (25,653)                                   1,174,139