Form 10-Q
period 1997-09-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1997-11-14
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997, or

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

Yes [ X ]        No [   ]

The number of shares of Common Stock without par value outstanding as of September 30, 1997 was 1,159,810.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of September 30, 1997 and June 30, 1997

              Consolidated Statements of Operations for the three months ended September 30, 1997 and 1996

              Consolidated Statements of Cash Flows for the three months ended September 30, 1997 and 1996

              Notes to Consolidated Financial Statements
              September 30, 1997

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K


SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                     September 30     June 30
                                                         1997          1997
                                                     -----------    -----------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
     Cash and cash equivalents ...................   $ 1,338,342    $ 1,367,703
     Trade accounts receivable ...................     1,648,736      2,078,250
     Inventory
         Finished goods ..........................     1,146,795        970,184
         Work in process .........................       438,417        472,109
         Raw materials ...........................       712,464        619,581
                                                     -----------    -----------
                                                       2,297,676      2,061,874

     Prepaid expenses and other current assets ...       321,986        325,943
                                                     -----------    -----------
                    TOTAL CURRENT ASSETS .........     5,606,740      5,833,770

PROPERTY AND EQUIPMENT
     Furniture and fixtures ......................       153,135        153,135
     Machinery and equipment .....................     1,960,631      1,955,035
                                                     -----------    -----------
                                                       2,113,766      2,108,170

LESS:  Accumulated depreciation ..................    (1,612,360)    (1,569,689)
                                                     -----------    -----------
                                                         501,406        538,481

DEFERRED INCOME TAX ASSET ........................       143,758        143,758

OTHER ASSETS .....................................     1,834,132      1,915,702
                                                     -----------    -----------

                                                     $ 8,086,036    $ 8,431,711
                                                     ===========    ===========

See Notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1997 has been derived from audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                          September 30      June 30
                                                             1997             1997
                                                          -----------    -----------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank indebtedness ................................   $ 1,288,081    $ 1,321,829
     Accounts payable .................................     1,018,490      1,061,135
     Deferred income ..................................        78,642         11,924
     Accrued expenses .................................       113,843        170,448
     Current maturities of long term debt .............       862,047        866,046
                                                          -----------    -----------
               TOTAL CURRENT LIABILITIES ..............     3,361,103      3,431,382

LONG TERM DEBT ........................................     1,237,601      1,323,484

PREFERRED SHARES - Canadian subsidiary ................     1,958,147      1,962,137

COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, $1,000 par value: authorized 500
         shares; no shares issued or outstanding
     Common stock, no par value: authorized
         3,333,333 shares; issued 1,215,101
         shares, including 55,291 shares in
         treasury stock ...............................     6,297,386      6,297,386
     Accumulated deficit ..............................    (4,183,773)    (3,984,473)
     Treasury stock, at cost ..........................       (56,433)       (56,433)
     Cumulative foreign currency translation adjustment      (527,995)      (541,772)
                                                          -----------    -----------

               TOTAL SHAREHOLDERS' EQUITY .............     1,529,185      1,714,708
                                                          -----------    -----------

                                                          $ 8,086,036    $ 8,431,711
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended
                                                           September 30

                                                       1997             1996
                                                   -----------      -----------
REVENUES
     Net sales ...............................     $ 2,048,785      $ 1,901,692
     Other income ............................          27,447           11,045
                                                   -----------      -----------
                                                     2,076,232        1,912,737

COSTS AND EXPENSES
     Cost of products sold ...................         836,211          723,654
     Selling, general and administrative .....       1,004,558          726,235
     Research and development ................         184,994          249,360
     Interest ................................          82,267           81,450
     Depreciation and amortization ...........         168,792          133,875
     Foreign exchange (gain) loss ............            (790)           1,394
                                                   -----------      -----------
                                                     2,275,532        1,915,968

Loss before income taxes .....................        (199,300)          (3,231)

Deferred income tax credit ...................            --             (4,182)
                                                   -----------      -----------

Net income (loss) ............................     ($  199,300)     $       951
                                                   -----------      ===========

Net income (loss) per common share ...........     ($     0.17)     $       .00
                                                   ===========      ===========

Weighted average number of common
 shares outstanding ..........................       1,159,810        1,153,776
                                                   ===========      ===========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            Three Months Ended
                                                             September 30

                                                          1997          1996
                                                      -----------    -----------
OPERATING ACTIVITIES:
     Net income (loss) ............................   ($  199,300)   $       951
     Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
       Depreciation and amortization ..............       168,792        133,875
       Deferred income tax benefit ................        (4,182)
     Changes in assets and liabilities:
       Decrease in trade accounts receivable ......       429,514        712,883
       Increase in inventories ....................      (235,802)        (5,256)
       Decrease (increase) in prepaid expenses and
         other current assets .....................         3,957       (172,428)
       Decrease in accounts payable
         and accrued expenses .....................       (99,250)      (140,750)
       Increase(decrease) in deferred income ......        66,718        (41,112)
       Increase in other assets ...................       (13,215)       (64,757)
                                                      -----------    -----------
     Net cash provided by
         operating activities .....................       121,414        419,224

INVESTING ACTIVITIES:
       Purchase of equipment ......................        (5,596)        (6,921)
       Capitalized software .......................       (31,336)       (64,500)
                                                      -----------    -----------
       Net cash used in investing activities ......       (36,932)       (71,421)

FINANCING ACTIVITIES:
     Additional costs from issuance of preferred
       shares - Canadian Subsidiary ...............        (3,990)
     Payment on current portion of long term debt .       (89,882)       (27,522)
     Payment on notes payable to bank .............       (33,748)       (22,316)
                                                      -----------    -----------
     Net cash used in financing activities ........      (127,620)       (49,838)

     Effect of exchange rate changes on cash ......        13,777        (80,280)
                                                      -----------    -----------
     (Decrease) Increase in cash and equivalents ..       (29,361)       217,685

CASH AND CASH EQUIVALENTS-BEGINNING ...............     1,367,703        279,041
                                                      -----------    -----------

CASH AND CASH EQUIVALENTS-ENDING ..................   $ 1,338,342    $   496,726
                                                      ===========    ===========

See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1997.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $2,049,000 for the first quarter of fiscal 1998 compares to $1,902,000 for the same period of fiscal 1997; an increase of $147,000 or 7.7%. This increase reflected the impact of product orders which were received late in the quarter and have a 45-60 day lead time to produce and ship to customers.

Total revenues of $2,076,000 for this period, which includes net sales and other income, increased $163,000 or 8.5% over the comparable prior year period. This performance reflects both the impact of increased sales and other income. Other income increased by $16,000 primarily due to increased interest earned on cash equivalents.

Cost of products sold for the first quarter of fiscal 1998 was 836,000 or 40.8% of net sales, which compares to $724,000 or 38.1% of net sales for the same period of fiscal 1997. This increase of $112,000 or 15.5%, was due both to higher sales and cost increases in the plant production operations

Selling (including marketing expenses), general and administrative expenses of $1,004,000 or 49.0% of net sales compares to $726,000 or 38.2% of net sales in the prior year's first quarter. This increase of $278,000 or 38.3% primarily related to increased marketing and selling expenses to handle anticipated sales increases. These costs increases are expected to continue through the second quarter when such costs will level off to a normal level.

Research and development expenses of $185,000 or 9.0% of net sales decreased by $65,000 or 26% in comparison to $249,000 or 13.1% of net sales in the prior year. An additional $31,000 of software development expenses, which represents 1.5% of net sales, was capitalized in comparison to $65,000 for the same prior year period. These expenses are due to the level of project activity for new products.

Depreciation and amortization of $169,000 compares to $134,000 in the prior year, an increase of $35,000 or 25.9%. This increase was primarily due to the impact of higher amortization of software development costs.

Interest expense of $82,000 increased $1,000 or 1.2% in comparison to the prior year. This primarily relates to interest on short term credit facilities and long term debt related to financing activities in prior years.

Foreign exchange income of $1,000 compares to a loss of $1,000 due to the mix of transactional activity.

No tax provision has been provided as a result of the net loss in the current period compared to a deferred tax credit of $4,000 for the same prior year period.

As a result of the foregoing, the Company reported a net loss of $199,000 compared to net income of $1,000 in the first quarter of the prior year. The required increased level of selling, general and administrative expenses discussed above, the sustained level of investment expense in research and development, the amortization of capitalized software and technology rights acquired were the major impacts on income.

The resulting earnings per share performance based on the weighted average number of common shares each year was a net loss of $.17 per share this period in comparison to no earnings per share for the same prior year period.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at September 30, 1997 was $2,246,000 compared to $2,402,000 at June 30, 1997; a decrease of $156,000 or 6.5%.

Current assets of $5,607,000 decreased $227,000 or 4.0% from June 30, 1997. This change primarily reflected a decrease of $429,000 or 20.6% in trade receivables which brings the trade receivables in line with the balance as of September 30 of the prior year. The inventory balance has increased by $236,000 or 11.4% to $2,229,800. This inventory balance represented 8.3 months of sales in inventory compared to 7.3 months of sales at the end of the preceding year. The trade accounts receivable balance of $1.6 million represents 2.2 months of sales in comparison to 3.0 months of sales at June 30, 1997.

Current liabilities of $3,361,000 decreased $70,000 or 2.0% in comparison to the balance as of June 30, 1997. This decrease was due principally to reductions in bank indebtedness, accounts payable and accrued expenses. These reductions were offset by an increase in deferred income of $67,000 to $79,000.

The Company owes the Silicon Valley Bank $1,016,943 on a $2,000,000 working capital line of credit. The line of credit has been extended to October 15, 1997. The company has paid back the inventory sub-limit advance. The Company believes that the line of credit will be renewed after the October 15 date and is currently negotiating with the Bank to renew the line for a one year term.

Bank indebtedness includes the line of credit with the German Stadtparkasse Bank to support the German Subsidiary operations. The outstanding balance was $271,138 (477,103 DM) on September 30, 1997, on a line of credit of $284,150
(500,000 DM).

The December 1995 MLTV Agreement provided for repayment of subordinated debt in the amount of $771,000, the purchase by the Company of the technology developed under the Joint Venture and the acquisition of MLTV's interest in the Joint Venture, thereby dissolving the Joint Venture. As it relates to the subordinated debt the Company agreed to pay the principle amount of $20,000 a month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 was due at the end of the two year term. As of September 30, 1997, the Company has paid $140,000 and reduced the total outstanding balance to $631,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default occurs under the terms of the agreement. MLTV agreed to defer payments from June 1996 through July 1997. The deferred amount is subject to interest in accordance with the agreement.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A Business Ventures Fund, Inc. a capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five (5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,500 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions.

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. The balance outstanding as of September 30, 1997 on the ODC fixed loan was $270,027 Canadian dollars ($195,526 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%. This term loan is classified as long term debt with a current portion equal to twelve months of principal payments.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, refer to Note I to the Financial Statements in Form 10K). The importance of this financing is that it allows the Company to pursue its growth goals. The Company will use the financing for new product introduction and to expand its sales and marketing coverage.

The major risk to the Company is the timing of sales following the Company's sales promotional campaigns. Generally there is a six month sales cycle, but the sales cycles can lengthen due to economic conditions. Should the sales cycle become too long, the Company does not have the financial resources to sustain the sales and marketing plans and would have to cut back on its marketing and sales efforts.

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



                      PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: November 14, 1997                  By: /s/Charles G. Marianik
                                             -----------------------------------
                                             Charles G. Marianik
                                             President, Chief Executive Officer
                                              and Director
                                             Principal Executive Officer




Date: November 14, 1997                  By: /s/Howard D. Zumbrun
                                             -----------------------------------
                                             Howard D. Zumbrun
                                             Vice President and
                                             Chief Financial Officer