Form 10-Q
period 1997-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1998-02-13
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997, or

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

Registrant's Telephone Number, Including Area Code: (732) 329-0910


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]        No [   ]

The number of shares of Common Stock without par value outstanding as of December 31, 1997 was 1,238,509.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1997
              and June 30, 1997.................................................

              Consolidated Statements of Operations for the
              six months ended December 31, 1997 and 1996.......................

              Consolidated Statements of Operations for the
              quarter ended December 31, 1997 and 1996..........................

              Consolidated Statements of Cash Flows for the
              six months ended December 31, 1997 and 1996.......................

              Notes to Consolidated Financial Statements
              December 31, 1997.................................................

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

Item 4.       Submission of Matters to a Vote of Security Holders...............

Item 5.       Other Information.................................................

Item 6.       Exhibits and Reports on Form 8-K..................................


SIGNATURES .....................................................................

                          PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                      December 31       June 30
                                                         1997             1997
                                                      ----------      ----------
ASSETS                                                (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents .....................      $  777,161      $1,367,703
 Trade accounts receivable, less allowance
  of $3,280 ....................................       1,396,830       2,078,250
 Inventory
   Finished goods ..............................         856,367         732,886
   Work in process .............................         502,927         472,109
   Raw materials ...............................         718,870         619,581
                                                      ----------      ----------
                                                       2,078,164       1,824,576

Prepaid expenses and other current assets ......         430,800         325,943
                                                      ----------      ----------
                    TOTAL CURRENT ASSETS .......       4,682,955       5,596,472

PROPERTY AND EQUIPMENT
 Furniture and fixtures ........................         153,487         153,135
 Machinery and equipment .......................       2,225,191       2,192,333
                                                      ----------      ----------
                                                       2,378,678       2,345,468
LESS: Accumulated depreciation .................       1,645,524       1,569,689
                                                      ----------      ----------
                                                         733,154         775,779

DEFERRED INCOME TAX ASSET ......................         143,758         143,758

OTHER ASSETS ...................................       1,727,155       1,915,702
                                                      ----------      ----------
                                                      $7,287,022      $8,431,711
                                                      ==========      ==========

                 See Notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1997 has been derived from audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                         December 31         June 30
                                                            1997               1997
                                                         -----------      -----------
                                                         (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness ................................     $ 1,174,221      $ 1,321,829
  Accounts payable .................................         831,707        1,061,135
  Deferred income ..................................          56,421           11,924
  Accrued expenses .................................         149,740          170,448
  Current portion of long term debt ................         854,598          866,046
                                                         -----------      -----------
               TOTAL CURRENT LIABILITIES ...........       3,072,687        3,431,382

LONG TERM DEBT .....................................       1,123,535        1,323,484

PREFERRED SHARES - Canadian Subsidiary .............       1,958,147        1,962,137

SHAREHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 53,968 and 55,291 shares in treasury        6,300,880        6,297,386
  Accumulated deficit ..............................      (4,581,857)      (3,984,473)
  Treasury stock, at cost ..........................         (55,058)         (56,433)
  Cumulative foreign currency translation adjustment        (531,312)        (541,772)
                                                         -----------      -----------
               TOTAL SHAREHOLDERS' EQUITY ..........       1,132,653        1,714,708
                                                         -----------      -----------

                                                         $ 7,287,022      $ 8,431,711
                                                         ===========      ===========


                See Notes to Consolidated Financial Statements.


Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Six Months Ended December 31,

                                                     1997               1996
                                                 -----------        -----------
REVENUES
  Net sales ..............................       $ 4,013,074        $ 4,033,181
  Other income ...........................            37,254             11,685
                                                 -----------        -----------
                                                   4,050,328          4,044,866

COSTS AND EXPENSES
  Cost of products sold ..................         1,749,609          1,648,784
  Selling, general and administrative ....         1,974,446          1,634,390
  Research and development ...............           444,549            449,473
  Interest ...............................           136,931            160,168
  Depreciation and amortization ..........           240,700             73,869
  Goodwill amortization ..................            87,174             86,352
  Foreign exchange loss (gain) ...........            14,305                (25)
                                                 -----------        -----------
                                                   4,647,714          4,053,011
                                                 -----------        -----------

Loss before income taxes .................          (597,384)            (8,145)

Benefit for income taxes .................          ________            (10,572)
                                                                    -----------

Net income (loss) ........................       ($  597,384)       $     2,427
                                                 ===========        ===========

Net income (loss) per common share .......       ($      .48)       $       .00
                                                 ===========        ===========

Weighted average number of common
 shares outstanding ......................         1,237,848          1,233,233
                                                 ===========        ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Second Quarter Ended December 31,

                                                     1997               1996
                                                 -----------        -----------
REVENUES
  Net sales ..............................       $ 1,964,289        $ 2,131,489
  Other income ...........................             9,807                640
                                                 -----------        -----------
                                                   1,974,096          2,132,129

COSTS AND EXPENSES
  Cost of products sold ..................           913,398            874,772
  Selling, general and administrative ....           969,888            908,155
  Research and development ...............           260,055            200,113
  Interest ...............................            54,664             78,718
  Depreciation and amortization ..........           117,981             36,729
  Goodwill amortization ..................            41,101             39,975
  Foreign exchange loss(gain) ............            15,095             (1,419)
                                                 -----------        -----------
                                                   2,372,182          2,137,043
                                                 -----------        -----------

Loss before income taxes .................          (398,084)            (4,914)

Benefit for income taxes .................          ________             (6,390)
                                                                    -----------

Net income (loss) ........................       ($  398,084)       $     1,476
                                                 ===========        ===========

Net income (loss) per common share .......       ($      .32)       $       .00
                                                 ===========        ===========

Weighted average number of common
 shares outstanding ......................         1,238,509          1,235,238
                                                 ===========        ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Six Months Ended December 31,

OPERATING ACTIVITIES:                                              1997            1996
                                                              -----------      -----------
Net income (loss) .......................................     ($  597,384)     $     2,427
Adjustments  to  reconcile net income (loss)
  to net cash  provided  (used) by
  operating activities:
    Depreciation and amortization .......................         240,700          223,850
    Other amortization ..................................          87,174           80,709
    Deferred income tax benefit .........................                          (10,572)
Changes in operating assets and liabilities:
    Decrease in trade accounts receivable ...............         681,420          572,311
    Increase in inventory ...............................        (253,588)        (269,034)
    Increase in prepaid expenses and other current assets        (104,857)        (300,536)
    Increase in other assets ............................         (15,051)
    Decrease in accounts payable
     and accrued liabilities ............................        (244,136)        (104,849)
    Increase (decrease) in deferred income ..............          44,497          (16,631)
                                                              -----------      -----------
         Net cash provided (used) by operating activities        (161,225)         177,675

INVESTING ACTIVITIES:
   Purchase of property and equipment ...................         (14,946)         (55,463)
   Capitalized software .................................         (48,442)        (139,000)
                                                              -----------      -----------
         Net cash used by investing activities ..........         (63,388)        (194,463)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Investment in patents .................................          (2,850)
  Financing costs incurred ..............................          (3,990)          (7,982)
  Decrease in bank indebtedness .........................        (147,608)         (92,033)
  Repayment of long term debt ...........................        (211,397)        (113,474)
  Proceeds from issuance of common stock-Employee
   Stock Purchase Plan ..................................           4,869           10,273
                                                              -----------      -----------
         Net cash used by financing activities ..........        (358,126)        (206,066)

  Effect of exchange rate changes on cash ...............          (7,803)          60,481
                                                              -----------      -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS ..................................        (590,542)        (162,373)

CASH AND CASH EQUIVALENTS-BEGINNING .....................       1,367,703          279,041
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS-ENDING ........................     $   777,161      $   116,668
                                                              ===========      ===========
Supplemental disclosure of cash paid
  Interest ..............................................     $   103,331      $   146,706

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1997.

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.


NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and six months ended December 31, 1997 of $2.0 million and $4.0 million, respectively, decreased $167,000 or 7.8% and $20,000 or 0.5%, respectively, compared to the same periods of fiscal 1997. These decreases reflect the impact of product orders received late in the quarter which have a 45-60 day lead time to produce and ship to customers.

Total revenues for the quarter and six months ended December 31, 1997 of $2.0 million and $4.1 million, respectively, which include net sales and other income, decreased $158,000 or 7.4% and increased $5,000 or 0.1%, respectively, compared to the corresponding prior year periods. This performance reflects both the lower sales impact which was offset by an increase in other income. Other income for the first six months of fiscal 1998 increased by $26,000 primarily due to interest earned on cash equivalents.

Cost of products sold for the second quarter of fiscal 1998 was $913,000 or 46.5% of net sales, which compares to $875,000 or 41.0% of net sales in the same period of fiscal 1997. The increase of $38,000 or 4.3%, was due both to increased costs related to plant production operations and increased shipping costs. Cost of products sold for the six months ended December 31, 1997 was $1.7 million, or 43.4% of net sales compared to $1.6 million or 40.9% for the prior six month period. Increased costs are a result of increases in plant production operations and increased shipping costs.

Selling (including marketing), general and administrative expenses of $970,000 for the second quarter and $2.0 million for the six months of fiscal 1998 increased $346,000 or 20.8% and $62,000 or 6.8%, respectively, for the comparable periods of fiscal 1997. These expenses as a percentage of net sales increased from 42.6% to 49.4% in the second quarter and from 40.5% to 49.2% for the six month period. The increase in selling, general and administrative expense as a percentage of net sales in the quarter and six month periods primarily related to increased marketing and selling expenses for advertising and trade shows to develop anticipated sales increases. These costs are anticipated to level off to a normal level during the remainder of the fiscal year.

Research and development expenditures for the second quarter of fiscal 1998 were $260,000 or 13.2% of net sales and for the first six months of fiscal 1998 totaled $445,000 or 11.1% of net sales. In comparison to the prior year, these expenses were $200,000 or 9.4% for the quarter and $449,000 or 11.1% for the six month period. An additional $52,000 of software development expenses, which represents 1.3% of net sales, was capitalized for the six months ended December 31, 1997 and represents a significant reduction in software capitalization in comparison to the same prior year period. These expenses year-to-year are due to the level of project activity for new products.

Interest expense for the six months ended December 31, 1997 of $137,000 decreased $23,000 or 16.7% in comparison to the prior year periods. This decrease primarily relates to interest on long term debt related to financing activities in prior years. Interest expense for the second quarter of fiscal 1998 of $55,000 decreased $24,000 or 43.6% compared to fiscal 1997.

Depreciation and amortization of $159,000 for the second quarter of fiscal 1998 and $328,000 for the first six months of fiscal 1998 increased by $83,000 or 108.2% and by $168,000 or 105%, respectively in comparison to the same periods of fiscal 1997. This increase was primarily due to the amortization of software development costs incurred in prior years.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Foreign exchange represented nominal losses of $15,095 and $14,305 for the quarter and six months ended December 31, 1997, respectively. The current year loss in comparison to the gain of $25 for the first six months of the prior year was due to the mix of transactional activity.

Deferred tax benefits of $0 for the quarter and $0 for the six months compared to $6,000 and $11,000, respectively for the same prior year periods. The deferred tax benefits in related prior periods to timing differences between book and tax income related to the Canadian and German subsidiaries. The tax benefits represent a continuing reversal of the liability that was established during the year ended June 30, 1995.

The Company reported a net loss of $398,000 for the second quarter of fiscal 1998, compared to net income of $1,000 for the same prior year quarter. For the six month period ended December 31, 1997, the net loss was $597,000 in comparison to $2,000 for the same prior year six months. Continued expenses related to advertising and trade shows to develop anticipated sales increases, increased costs of production and the amortization of software development costs were the significant items which impacted the net loss.

The resulting loss per share performance based on the number of common shares outstanding each period was $(.48) and $(.32) per share for the quarter and six months ended December 31, 1997, in comparison to no earnings per share respectively for the same prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at December 31, 1997 was $1,610,000 compared to $2,165,000 at June 30, 1997; a decrease of $555,000 or 25.6%

Current assets of $4,683,000 decreased $913,000 or 16.2% from the end of fiscal 1997. This change primarily reflected a decrease of $681,000 or 32.8% in trade accounts receivable which was partially offset by an increase in prepaid expenses and other current assets of $105,000 or 32.2%. The change in trade receivables primarily related to strong collection activity and the lower sales volume during the six months ended December 31, 1997. The trade accounts receivable balance of $1.4 million represents 2.1 months of sales in comparison to 3.0 months of sales at June 30, 1997. The inventory level of $2.1 million at December 31, 1997, which is an increase of $253,000 or 13.8% compared to the inventory balance at June 30, 1997, reflects both a higher level of production volume to support future sales, and new product inventory. This inventory balance represents 7.1 months of sales in inventory based on anticipated sales volume and compares to 6.5 months of sales in inventory at the end of fiscal 1997. The increase in other current assets mainly related to the timing of: (a) prepaid employee benefit insurance; (b) prepaid general insurance premiums; (c) reimbursable value added taxes (VAT) and general goods and services taxes (GST);
(d) prepaid legal services; and (e) trade show deposits and related marketing costs.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Current liabilities of $3,073,000 decreased $358,000 or 10.4% in comparison to the prior year end. This decrease was due to: (a) reduction in notes payable to banks of $147,000 of 11.1% based on pay down of the German subsidiary bank line;
(b) reduction in trade accounts payable of $223,000 or 21.0% based on payment activity; (c) lower deferred income of $17,000 or 33.4% due to revenue recognition on customer orders; lower accrued liabilities of $20,000 or 11.7% due to reversal of year end accruals in relation to actual expenses incurred and primarily related to agent and sales representative commissions; and (d) a reduction in the current portion of long term debt by $11,000 or 1.2%. This was offset by an increase in deferred income of $44,000 or 366.7%.

As of December 15, 1997 the Company renewed its working capital line of credit facility with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 14, 1998) and carries an interest rate charge at the prime rate plus 1.5% (approximately 10.0% at December 14, 1998). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against insured or letter of credit backed foreign receivables. No clean-up period is required during the term of the loan. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The balance outstanding at December 31, 1997 was $1.2 million.

Bank indebtedness also includes the outstanding  balance of $154,000 US (276,000
DM) at December 31, 1997 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

During December 1995 the Company agreed to pay MLTV the principal amount of $20,000 per month for a twenty-four (24) month period for a total of $480,000. The balance of $291,000 would be due at the end of the two year term. As of June 30, 1997, the Company has paid $140,000 and reduced the total outstanding balance to $631,000. The Company is not required to pay any additional interest on the outstanding balance under this agreement unless the Company makes a late payment or an event of default under the terms of the agreement occurs. On June 21, 1996, MLTV agreed to defer four payments from June 1996 through September 1996. As of December 31, 1997, the outstanding balance remained at $631,000. The deferred amount will be subject to interest in accordance with the agreement.

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

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario, Canadian plant. The balance outstanding as of December 31, 1997 on the ODC fixed loan was $239,561 Canadian dollars ($167,501 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%. This term loan is classified as long term debt with a current portion equal to twelve months of principal payments.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, referred to Note I to the Financial Statements in Form 10K). The importance of this financing is that it allows the Company to pursue its growth goals. The Company will use the financing for new product introduction and to expand its sales and marketing coverage.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on Friday, December 5, 1997. The only matter considered and voted upon at the meeting was the election of one director for a three-year term.

         The voting for the director:

         James F. Mrazek was 1,093,551 shares for, 334 shares against and 144,624 withheld.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (27) Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: February 13, 1998                   By: /s/Charles G. Marianik
                                              ----------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  February 13, 1998                  By: /s/Howard D. Zumbrun
                                              -------------------
                                              Howard D. Zumbrun
                                              Vice President,
                                              Chief Financial Officer