Form 10-Q
period 1998-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1998-05-14
CIK 808338

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998, or

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

Registrant's Telephone Number, Including Area Code: (732) 329-0910
                                                    --------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]        No [   ]

The number of shares of Common Stock without par value outstanding as of March 31, 1998 was 1,164,731.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 1998
              and June 30, 1997.................................................

              Consolidated Statements of Operations for the
              nine months ended March 31, 1998 and 1997.........................

              Consolidated Statements of Operations for the
              quarter ended March 31, 1998 and 1997.............................

              Consolidated Statements of Cash Flows for the
              nine months ended March 31, 1998 and 1997.........................

              Notes to Consolidated Financial Statements
              March 31, 1998....................................................

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

Item 4.       Submission of Matters to a Vote of Security Holders...............

Item 5.       Other Information.................................................

Item 6.       Exhibits and Reports on Form 8-K..................................


SIGNATURES .....................................................................

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                        March 31        June 30
                                                         1998             1997
                                                      ----------      ----------
ASSETS                                               (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents .....................      $  412,415      $1,367,703
 Trade accounts receivable, less allowance
  of $3,280 ....................................       1,625,337       2,078,250
 Inventory
   Finished goods ..............................         826,406         702,823
   Work in process .............................         432,041         472,109
   Raw materials ...............................         753,915         619,581
                                                      ----------      ----------
                                                       2,012,362       1,794,513

Prepaid expenses and other current assets ......         392,519         325,943
                                                      ----------      ----------
                    TOTAL CURRENT ASSETS .......       4,442,633       5,566,409

PROPERTY AND EQUIPMENT
 Furniture and fixtures ........................         153,487         153,135
 Machinery and equipment .......................       2,254,393       2,222,396
                                                      ----------      ----------
                                                       2,407,880       2,375,531
LESS: Accumulated depreciation .................       1,701,354       1,569,689
                                                      ----------      ----------
                                                         706,526         805,842

DEFERRED INCOME TAX ASSET ......................         143,758         143,758

OTHER ASSETS ...................................       1,737,355       1,915,702
                                                      ----------      ----------
                                                      $7,030,272      $8,431,711
                                                      ==========      ==========

See Notes to Consolidated Financial Statements

Note: The balance sheet at June 30, 1997 has been derived from audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                            March 31          June 30
                                                             1998              1997
                                                          -----------      -----------
                                                          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness .................................     $ 1,170,026      $ 1,321,829
  Accounts payable ..................................         920,917        1,061,135
  Deferred income ...................................          20,128           11,924
  Accrued expenses ..................................         231,223          170,448
  Current portion of long term debt .................         223,204          866,046
                                                          -----------      -----------
               TOTAL CURRENT LIABILITIES ............       2,565,498        3,431,382

LONG TERM DEBT ......................................       1,705,665        1,323,484

PREFERRED SHARES - Canadian Subsidiary ..............       1,958,147        1,962,137

SHAREHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 127,746 and 126,423 shares in treasury       6,300,880        6,297,386
  Accumulated deficit ...............................      (4,890,485)      (3,984,473)
  Treasury stock, at cost ...........................         (55,058)         (56,433)
  Cumulative foreign currency translation adjustment         (554,375)        (541,772)
                                                          -----------      -----------
               TOTAL SHAREHOLDERS' EQUITY ...........         800,962        1,714,708
                                                          -----------      -----------

                                                          $ 7,030,272      $ 8,431,711
                                                          ===========      ===========


See Notes to Consolidated Financial Statements.


Note: The balance sheet at June 30, 1997 has been derived from the audited financial statements at that date, and does not include all the information and notes required under generally accepted accounting principles for complete financial statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Nine Months Ended March 31,

                                                     1998               1997
                                                 -----------        -----------
 REVENUES
  Net sales ..............................       $ 5,983,247        $ 6,026,443
  Other income ...........................            38,588             18,656
                                                 -----------        -----------
                                                   6,021,835          6,045,099

COSTS AND EXPENSES
  Cost of products sold ..................         2,633,659          2,570,404
  Selling, general and administrative ....         3,050,933          2,598,964
  Research and development ...............           558,456            667,711
  Interest ...............................           196,883            244,879
  Depreciation and amortization ..........           472,408            238,345
  Foreign exchange (gain) loss ...........            15,508             (2,373)
                                                 -----------        -----------
                                                   6,927,847          6,317,930

Loss before income taxes .................          (906,012)          (272,831)

Benefit for income taxes .................                              (16,866)
                                                 -----------        -----------

Net loss .................................       ($  906,012)       $  (255,965)
                                                 ===========        ===========

Net loss per common share ................       $      (.78)       $      (.22)
                                                 ===========        ===========

Weighted average number of common
 shares outstanding ......................         1,164,290          1,160,123
                                                 ===========        ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

For the Third Quarter Ended March 31,

                                              1998             1997
                                          -----------      ------------
REVENUES
  Net sales .........................     $ 1,970,173      $ 1,993,262
  Other income ......................           1,333            6,971
                                          -----------      ------------
                                            1,971,506         2,000,233

COSTS AND EXPENSES
  Cost of products sold .............         889,417          921,620
  Selling, general and administrative       1,071,116          964,574
  Research and development ..........         113,913          218,238
  Interest ..........................          59,952           84,711
  Depreciation and amortization .....         144,533           78,124
  Foreign exchange (gain) loss ......           1,203           (2,348)
                                          -----------      ------------
                                            2,280,134         2,264,919

Loss before income taxes ............        (308,626)        (264,686)

Benefit for income taxes ............                           (6,294)
                                          -----------      ------------

Net loss ............................     $  (308,626)     $  (258,392)
                                          ===========      ============

Net loss per common share ...........     $      (.27)     $      (.22)
                                          ===========      ============

Weighted average number of common
 shares outstanding .................       1,164,731        1,161,460
                                          ===========      ============

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the Nine Months Ended March 31,

OPERATING ACTIVITIES:                                           1998            1997
                                                            -----------      -----------
Net loss ..............................................     $  (906,012)     $  (255,965)
Adjustments to reconcile net loss
  to net cash provided (used) by operating activities:
  Depreciation and amortization .......................         472,408          238,345
  Other amortization ..................................            --            172,453
  Deferred income tax benefit .........................            --            (16,866)
Changes in operating assets and liabilities:
  Decrease in trade accounts receivable ...............         452,913          532,943
  Increase in inventory ...............................        (217,849)        (123,185)
  Increase in prepaid expenses and other current assets         (61,761)        (269,931)
  Decrease in other assets ............................            --             34,308
  Decrease in accounts payable and accrued liabilities          (79,443)         (40,930)
  Increase (decrease) in deferred income ..............           8,204          (41,851)
                                                            -----------      -----------
Total adjustments .....................................         574,472          485,286
                                                            -----------      -----------
Net cash provided (used) by operating activities ......        (331,540)         229,321
                                                            -----------      -----------
INVESTING ACTIVITIES:
  Purchase of property and equipment ..................         (19,638)        (107,583)
  Capitalized software ................................        (159,059)        (226,000)
                                                            -----------      -----------
Net cash used by investing activities .................        (178,697)        (333,583)
                                                            -----------      -----------
FINANCING ACTIVITIES:
  Net proceeds from sale of preference stock ..........            --          1,975,824
  Financing costs incurred ............................          (3,990)          (7,982)
  Investment in patents ...............................            --             (2,850)
  Decrease in bank indebtedness .......................        (151,803)        (110,456)
  Repayment of long term debt .........................        (260,661)        (172,735)
  Proceeds from issuance of common stock-Employee
   Stock Purchase Plan ................................           4,869           10,273
  Increase in long term debt ..........................            --             65,720
                                                            -----------      -----------
Net cash used by financing activities .................        (411,585)      (1,757,794)

  Effect of exchange rate changes on cash .............         (33,466)         (70,826)
                                                            -----------      -----------
NET DECREASE IN CASH
  AND CASH EQUIVALENTS ................................        (955,288)      (1,582,706)

CASH AND CASH EQUIVALENTS-BEGINNING ...................       1,367,703          279,041
                                                            -----------      -----------

CASH AND CASH EQUIVALENTS-ENDING ......................     $   412,415      $ 1,861,747
                                                            ===========      ===========
Supplemental disclosure of cash paid
  Interest ............................................     $   196,883      $   234,791

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1998

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Photon Technology International, Inc.(the "Company") is engaged in research, development, manufacturing, sales and marketing of proprietary electro-optical systems which enable customers in health care, environmental science and industrial process control to perform advance analysis utilizing light. The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary markets are medical life sciences, physical sciences, environmental and industrial.

The Company operates in one principal industry segment, the photonics industry. The Company's products are sold on a worldwide basis to universities, research hospitals, pharmaceutical companies, bio-tech companies, federal and state government institutions, environmental companies and commercial business, all of which are primarily engaged in research activities.

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10K and Article 10 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10K for the year ended June 30, 1997.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and nine months ended March 31, 1998 of $2.0 million and $6.0 million, respectively, decreased $23,000 or 1.2% and $43,000 or 0.7%, respectively, compared to the same periods of fiscal 1997. These decreases primarily reflect the impact of product orders received late in the quarter which have a 45-60 day lead time to produce and ship to customers.

Total revenues for the quarter and nine months ended March 31, 1998 of $2.0 million and $6.0 million, respectively, which include net sales and other income, decreased $28,000 or 1.4% and $23,000 or 0.4%, respectively, compared to the corresponding prior year periods. This performance reflects both the sales impact and lower other income. Other income for the first nine months of fiscal 1998 increased by $20,000 primarily due to interest earned on cash equivalents.

Cost of products sold for the third quarter of fiscal 1998 was $889,000 or 45.6% of net sales, which compares to $922,000 or 46.2% of net sales for the same period of fiscal 1997. The decrease of $33,000 was due both to lower sales and obtaining better control of production and shipping costs at the Company's production operations. Cost of products sold for the nine months ended March 31, 1998 and 1997 were $2.633 million and $2.570 million, or 44.1% and 42.7% of net sales, respectively. These costs increased as a result of increases in plant production operations and increased shipping costs during the nine month period.

Selling (including marketing), general and administrative expenses of $1,071,000 for the third quarter and $3.1 million for the nine months of fiscal 1998 increased $106,000 or 11.0% and $452,000 or 17.3%, respectively, for the comparable periods of fiscal 1997. These expenses as a percentage of net sales increased from 48.4% to 54.3% in the third quarter and from 43.1% to 50.1% for the nine month period. The increase in selling, general and administrative expense as a percentage of net sales in the quarter and nine month periods primarily related to increased marketing and selling expenses for advertising and trade shows to develop anticipated sales increases. These costs have begun to level off and are anticipated to level off to a normal level during the remainder of the fiscal year.

Research and development expenditures for the third quarter of fiscal 1998 were $113,913 or 5.7% of net sales and for the nine months of fiscal 1998 totaled $558,000 or 9.3% of net sales. In comparison to the prior year, these expenses were $218,000 or 10.9% for the quarter and $668,000 or 11.1% for the nine month period. An additional $159,000 of software development expenses, which represents 2.7% of net sales, was capitalized for the nine months ended March 31, 1998 and represents a significant reduction in software capitalization in relation to the same prior period. These expenses year-to-year are due to the level of project activity for new products.

Interest expenses for the nine months ended March 31, 1998 of $197,000 decreased by $48,000 or 20.0%. This decrease primarily relates to the waiver of interest and re-negotiation of payment terms due to MLTV, a shareholder of the Company. Interest expense for the third quarter of fiscal 1998 of $60,000 decreased by $25,000 or 29.8% compared to fiscal 1997.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Depreciation and amortization of $145,000 for the third quarter of fiscal 1998 increased by $67,000 or 85.8% and of $472,000 for the nine months of fiscal 1998 increased by $134,000 or 98.3% in comparison with the same comparable periods of fiscal 1997. This increase relates primarily to amortization of software development costs incurred in prior years.

Foreign exchange represented nominal losses of $1,203 and $15,508 for the quarter and nine months ended March 31, 1998, respectively. The current year loss in comparison to the gain of $2,373 for the first nine months of the prior year was due to the mix of transactional activity.

Deferred tax benefits of $0 for the quarter and $0 for the nine months compared to $6,000 and $17,000, respectively for the same prior year periods. The deferred tax benefits in prior periods related to timing differences between book and tax income related to the Canadian and German subsidiaries. The tax benefits represent a continuing reversal of the liability that was established during the year ended June 30, 1995.

The Company reported a net loss of $308,000 for the third quarter of fiscal 1998, compared to a net loss of $258,000 for the same prior year quarter. For the nine month period ended March 31, 1998, the net loss was $906,000 in comparison to a net loss of $256,000 for the same prior year nine months. Continued expenses related to advertising and trade shows to develop anticipated sales increases and the amortization of software development costs were the significant items which impacted the net loss.

The resulting loss per share performance based on the number of common shares outstanding each period was $(.27) and $(.78) per share for the quarter and nine months ended March, 1998, in comparison to a net loss of $(.21) per share respectively for the same prior year periods.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at March 31, 1998 was $1,878,000 compared to $2,135,000 at June 30, 1997; a decrease of $257,000 or 11.9%.

Current assets of $4,443,000 decreased $1,123,000 or 20.2% from the end of fiscal 1997. This change primarily reflected a decrease of $956,000 in cash or 69.9% and a decrease in accounts receivable of $453,000 or 21.7%. Cash was used to fund operations and reduce bank indebtedness and accounts payable, while the change in trade accounts receivable related to strong collection activity and a lower sales volume than during the final quarter of fiscal 1997. The trade accounts receivables balance of $1.6 million represents 2.4 months of sales in comparison to 3.0 months of sales at June 30, 1997. The inventory level of $2.0 million, which represents an increase of $217,000 or 12.1% compared to the inventory balance at June 30, 1997, reflects both a higher level of production volume to support future sales, and new product inventory. This inventory balance represents 6.9 months of sales in inventory based on anticipated sales and compares to 6.5 months of sales in inventory at the end of fiscal 1997. The increase in other current assets mainly related to the timing of: (a) prepaid employee benefit insurance; (b) prepaid general insurance premiums; (c) reimbursable value added taxes (VAT) and general goods and services taxes (GST);
(d) prepaid legal services; and (e) trade show deposits and related marketing costs.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

Current liabilities of $2,565,000 decreased $866,000 or 33.8% in comparison to the prior year end. This decrease was due to: (a) reduction in notes payable to banks of $152,000 or 11.5% based on pay down of the German subsidiary bank line;
(b) reduction in trade accounts payable of $140,000 or 13.1% based on payment activity; (c) reduction in the current portion of long-term debt of $643,000 or 74.2%, resulting principally from the re-negotiation of the payment terms of long-term debt due to MLTV, a principal shareholder of the Company. This decrease was offset by increases in deferred income of $8,000 and accrued expenses of $61,000.

As of December 15, 1997 the Company renewed its working capital line of credit facility with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 14, 1998) and carries an interest rate charge at the prime rate plus 1.5% (approximately 10.0% at December 14, 1998). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against insured or letter of credit backed receivables. No clean-up period is required during the term of the loan. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The balance outstanding at March 31, 1998 was $1,020,696.

Bank indebtedness also includes the outstanding  balance of $149,000 US (275,000
DM) at March 31, 1998 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,000 principal amount of debt due by the Company and that such balance would only become due upon the sale of the Company or at such time as MLTV were to dispose of its interest in the Company.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canadian plant. The balance outstanding as of March 31, 1998 on the ODC fixed loan was $208,585
Canadian dollars ($146,948 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%. This term loan is classified as long term debt with a current portion equal to twelve months of principal payments.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, refer to Note I to the Financial Statements in Form 10K). The importance of this financing is that it allows the Company to pursue its growth goals. The Company used the financing for new product introduction and to expand its sales and marketing coverage.

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



                                          PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: May 14, 1998                        By: /s/ Charles G. Marianik
                                              ------------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  May 14, 1998                       By: /s/ Howard D. Zumbrun
                                              ------------------------
                                              Howard D. Zumbrun
                                              Vice President,
                                              Chief Financial Officer