Form 10KSB
period 1998-06-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1998-09-28
CIK 808338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                     to

Commission File Number:  33-10943-NY

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         New Jersey                                          22-2494774
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

             1 Deer Park Drive, Suite F, Monmouth Junction, NJ 08852 (Address of principal executive offices, including Zip Code)

Registrant's telephone number, including area code:  (732) 329-0910

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

Yes  [X]        No [   ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year.  $8,070,202

         As of September 22, 1998, the registrant had 1,167,356 shares of its Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $2,042,873.

                                     Part I

ITEM 1.  DESCRIPTION OF BUSINESS

General

Photon Technology International, Inc. (the "Company" or "PTI(R)") is a New Jersey based high technology corporation, incorporated in November 1983. PTI is engaged in the business of exploiting the many applications of the proprietary fluorescence technology that it has developed.

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

          o cost competitive

Fluorescence is used to:

          o measure minute amount of substances - can detect much smaller quantities than by any other means

          o measure changes in substances over time - the time can be very short

          o show where substances of interest are located - can be visually observed through a microscope

          o trace where substances are migrating

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

In April of 1987, the Company entered into a research agreement with M.L. Technology Ventures L.P. ("MLTV") to develop four different products. PTI has successfully completed the products under the agreement. MLTV's interest in the products have been taken over by PTI in exchange for 333,333 common shares of the Company in December 1995.

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

Product Group II - Intensified Cameras

PTI's newest product group was developed only two years ago. The line was expanded in 1997F, with two new cameras added to the line. Intensified cameras, or ICCD's, are cameras that are very similar in the basic technology to camcorders except that they use an intensifier that allows these cameras to see under very low light levels. These cameras were originally used by PTI for fluorescence applications. PTI decided to develop these cameras to lower the costs. Formerly such cameras cost more than $15,000. PTI's cameras were designed to offer virtually the same benefits, for $6,000. This has opened up a whole new line of applications for such cameras in: machine vision, surveillance and military applications, just to name a few.

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

PTI's modular architecture and price is unique in this market. PTI had not had the necessary financial resources to properly promote this product. With the new financing in 1997, (refer to Note H in Financial Statements) PTI has placed more emphasis on this product line.

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


Research and Development

PTI believes that its key strength is its product research. In 1998, the Company spent $719,019 (1997-$878,425) or approximately 9% (1997-10%) of total revenues on research and development. This is above the average by other companies in PTI's industry. PTI not only spends monies for developing new products but is also coming up with new ways to decrease costs while maintaining or even improving existing product performance.

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

         EC Compliance

About two years ago, the European Economic Community ("EC") introduced new rules for electronic products. Since virtually all of our products have some electronics, we have had to test all products and make modifications that allowed them to pass this test. Currently all of our products have been tested and made to comply with the new standards. All new products will be tested and will comply with EC standards. This has been a major and costly undertaking. PTI will attempt to recover these costs by charging higher prices in Europe. PTI believes that a significant number of its smaller competitors did not bother to comply. This should give PTI a competitive advantage and may even reduce the competition.


Backlog

The Company's backlog consists of orders scheduled for delivery within three months. As of June 30, 1998, the Company backlog was $863,093, as compared with $1,362,000 as of June 30, 1997.


Manufacturing, Raw Materials and Suppliers

Manufacturing of the Company's products involves optical, mechanical and electronics assembly, including product component and product systems testing to specifications, in order to provide quality control and quality assurance. Some of the process manufacturing requires machining and manufacturing of electronics and optical components.

The Company's manufacturing operations are located within a total of 18,000 square feet, which includes production capabilities in two North American plants. The primary production operation is located in the plant at London, Ontario, Canada. The secondary production operation is located at the Corporate headquarters in Monmouth Junction, New Jersey. These operations provide the Company the opportunity to produce products, systems, components and subcomponents where production resources are most economical.

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

Human Resources

As of fiscal year ended June 30, 1998, the Company has 50 full-time employees, 22 of whom are employed in the United States, 22 of whom are employed by the Canadian Subsidiary in London, Ontario, Canada, 4 of whom are employed in the London, England sales office and 1 of whom is employed in the Germany sales/service office and 1 in the Oslo, Norway sales office. The total employees consist of 22 in manufacturing/operations, 14 in sales and marketing, 8 in product development and 6 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.


ITEM 2.       DESCRIPTION OF PROPERTY

The Company leases a total of approximately 18,000 square feet in manufacturing, administrative, sales and research and development office space in Monmouth Junction, New Jersey and London, Ontario. The 9,000 square foot lease in New Jersey is for a period of three years, expiring in 2000. The 9,000 square foot lease in London, Ontario was renewed for two additional years and expires in 1999. Additionally, the Company leases sales offices in, Denmark, England and Germany. The London, England sales office is approximately 3,000 square feet and has a lease term which expires October 2003 and the Wedel, Germany sales/service office is approximately 4,000 square feet and has a lease term which expires September 2001. The Norway sales office lease was terminated in July, 1998 and the Company has rented space in a new office in Copenhagen, Denmark.


ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its properties.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

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

                                  QUARTERLY COMMON STOCK PRICE RANGES

                                             Fiscal 1998                              Fiscal 1997
                                             -----------                              -----------
   Quarter                            High                 Low                 High                 Low
   -------                            ----                 ---                 ----                 ---
1st (Jul. 1-Sep. 30)                  4                    3                   3 1/2                 13/16
2nd (Oct. 1-Dec. 31)                  5                    2                   4                       3/4
3rd (Jan. 1-Mar. 31)                  2                    2                   6                    2
4th (Apr. 1-Jun. 30)                  3 1/8                1 1/4               6 1/4                3 1/4

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 1998, the approximate number of holders of record of the common stock of the Company was 156, which does not include those owners who are registered with the Depository Trust Company.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Total revenue of $8,070,202 in 1998 decreased by $331,584 or 3.9% from $8,401,786 in 1997. The decrease in revenue was primarily due to a decrease in orders in the first half of the year, due to resources being directed towards obtaining financing and completing research and development projects, and the impact of orders received late in the final quarter which have a 45-60 day lead time to produce and ship to customers.

Cost of products sold of $3,712,518 for fiscal 1998 increased by $619,704 or 20% in comparison to cost of sales of $3,092,814 in 1997. On a percentage of net sales basis, cost of sales increased from 36.8% to 46%. The increase in cost of goods sold is primarily related to the one time product cost increases required to meet European Community compliance issues.

Selling, general and administrative expenses of $3,915,563 in 1998 decreased in dollar terms by $29,090 or .7% over $3,944,653 in 1997. This decrease resulted from significant cost controls being put into place in the fourth quarter to offset the decline in sales. On a percentage of sales basis, selling, general and administrative expenses increased from 46.9% in 1997 to 48.5% in 1998. This increase arose in the first nine months of the year and primarily related to increased marketing and selling expenses for advertising and trade shows.

Research and development expenditures of $719,019 or 8.9% of net sales in 1998, decreased from $878,425 or 10.5% of net sales in 1997. The decrease in these expenses reflected the Company's completion of certifying the Company's products for sales into the European Community in accordance with regulatory guidelines. An additional $187,241 of software development expenses, which represents 2.3% of net sales, was capitalized and represents a significant reduction in software capitalization in the prior year. These expenses year-to-year are due to the level of project activity for new products.

Interest expense decreased by $43,373 or 13.6% from $318,621 in 1997 to $275,248 in 1998. This decrease relates to both the waiver of interest and re-negotiation of payment terms due to MLTV, a shareholder of the Company, and the reduction of long-term debt.

Depreciation and amortization increased by $36,644 or 23% from $158,843 in 1997 to $195,477 in 1998. This increase relates to computer equipment acquired at the end of 1997 and demonstration equipment.

There was no material change in the amortization of the goodwill which arose from the acquisition of the Company's German subsidiary.

Amortization of other intangibles increased by $22,657, or 7.2% from $311,253 in 1997 to $333,910 in 1998. This amortization primarily relates to software development costs incurred in prior years.

As a result of the foregoing, the Company reported a net loss for fiscal 1998 of $1,233,941 in comparison to a net loss of $274,161 in 1997, an increase of $959,780.

As a result of this net loss performance, the net loss per common share on a weighted average number of common outstanding shares was $1.06 in comparison to a net loss of $0.24 per share in 1997.

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

Year 2000 Issue

Like other companies, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems it uses and those used by other third parties on which it relies do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 issue". Management is assessing its computer systems and the systems compliance issues of other third parties on which it relies.

Based on the information available to management, the Company believes that the products it sells to its customers are Year 2000 compliant. In addition, the Company's suppliers are taking steps that they believe are reasonably designed to address the Year 2000 issue with respect to the computer systems. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of and its exposure to this issue. For the year ended June 30, 1998, the Company incurred costs to upgrade its computer systems which enabled it to be Year 2000 compliant. The Company does not expect to incur significant additional Year 2000 costs.

Liquidity and Capital Resources

The working capital of the Company at June 30, 1998 was $1,536,497 as compared to $2,072,411 at June 30, 1997, a decrease of $535,914 or 25.9%.

Current assets of $3,949,323 decreased $1,554,470 or 28.2% in comparison to the prior year. This change primarily reflects (a) a decrease in cash of $1,109,696,
(b) a decrease in trade accounts receivable of $377,210 or 16.3%, and (c) an increase in inventory and other current assets of $106,649.

Cash was used to fund operations and reduce borrowings and accounts payable. The change in trade accounts receivable related to a lower sales volume than that attributable to the final quarter of 1997. The accounts receivable balance of $1.7 million represented 2.5 months of sales compared to 2.8 months of sales in the prior year. The inventory balance of $1.7 million represents 5.6 months of sales, compared with an inventory balance which represented 6.7 months of sales in the prior year. This is attributable to a conscious effort by the Company to reduce inventory levels to a more efficient operating level.

Current liabilities of $2,412,826 decreased $1,018,556 or 29.7% in comparison to the prior year. This decrease was primarily due to: (a) reduction in notes payable to banks of $228,154 or 17.3%, based on pay down of both the German subsidiary bank line and a special line to Silicon Valley Bank; (b) reduction in trade accounts payable of $364,356 or 34.3% based on payment activity; (c) reduction in the current portion of long-term debt of $658,860 or 77.9%, resulting principally from the re-negotiation of the payment terms of long-term debt due to MLTV, a principal shareholder of the Company. This decrease was offset by increases in other current liabilities of $232,814.

During March of 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,000 principal amount of debt due by the Company and that such balance would only become due upon the sale of the Company or at such time as MLTV were to dispose of its interest in the Company.

As of December 15, 1997, the Company renewed its working capital line of credit facility with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 31, 1998) and carries an interest rate charge at the prime rate plus 1.5% (approximately 10%). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and the United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against insured or letter of credit backed receivables. No clean-up period is required during the term of the loan. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The balance outstanding at June 30, 1998 was $1,020,696.

Bank indebtedness  also includes the outstanding  balance of $72,979 US (131,993
DM) at June 30, 1998 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A Business Ventures Fund, Inc. a capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five (5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,258 US) per month for a period of forty-eight (48) months with the balance due at the end of the term.

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from the New Jersey plant to the London, Ontario, Canada plant. The balance outstanding as of June 30, 1998 on the ODC fixed loan was $177,090 Canadian dollars ($120,651 US). The term of repayment is forty (40) months and includes an interest rate of 6.75%. This term loan is classified as a long-term debt with a current portion equal to twelve months of principal payments.

On March 7, 1997, PTI raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, refer to Note H to the Financial Statements). The importance of this financing is that it allowed the Company to pursue its growth goals. The Company used the financing for new product introduction and to expand its sales and marketing coverage.

Generally there is a six-month sales cycle, but the sales cycles can lengthen due to economic conditions. During 1998, the sales cycle became too long, PTI did not have the financial resources to sustain the sales and marketing plans and had to cut back on its marketing and sales efforts.

If the Company has to repay some of the short term maturing debt, it will lose a substantial portion of its financial resources to pursue its growth plans. Whereas there is every reason to believe that the Company can refinance its maturing debt, there is no guarantee that it will be able to do so.

The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. The Company will continue to seek additional financing to fully exploit its sales and marketing potential. The Company cannot be certain that it will be successful in efforts to raise additional funds.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past two fiscal years.


ITEM 7.  FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Ernst & Young, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear on pages F1 through F26 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 15, 1998.

                                             MANAGEMENT

       Name                                Age                    Position
       ----                                ---                    --------
Charles G. Marianik                        52                   Chairman  of  the  Board,   President,   Chief   Executive
                                                                Officer and Director
Ronald Kovach                              58                   Executive Vice President, Secretary and Director
Howard D. Zumbrun                          58                   Vice President, Chief Financial Officer
William E. Aziz                            42                   Director
Louis Balogh                               51                   Director
M. Grant Brown                             49                   Director
Robert E. Curry                            51                   Director
Franklin J. Iris                           68                   Director
James F. Mrazek                            57                   Director

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

William E. Aziz was appointed as a member of the Board of Directors in December, 1997. This appointment satisfied a condition of the financing agreement with Covington Capital Corporation. Mr. Aziz is a senior executive specializing in corporate turnaround and restructuring activities. From 1991 to 1997, he served as President and Chief Executive Officer of Interlink Freight Systems Inc. and Agnew Group Inc. He is a graduate in honors business administration from the Ivey School of Business at the University of Western Ontario and is a Chartered Accountant.

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

The Bylaws of the Company provide for a Board with a minimum of six directors and a maximum of nine directors. The Board is divided into three classes. The Board currently consists of eight members.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended June 30, 1998 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten-percent beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth, for fiscal years ending June 30, 1998, 1997, and 1996, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 1998 exceeded $100,000, (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries. No individual who would otherwise have been included in such table on the basis of salary and bonus for the 1998 fiscal year resigned or terminated employment during that fiscal year:

                                                  SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                               Annual Compensation                              Awards
                               -------------------                              ------
NAME AND                                                  Other                 Securities
PRINCIPAL                      Fiscal                     Annual                Underlying         All Other
POSITION                       Year       Salary($)       Compensation(1)       Options            Compensation(2)
--------                       ----       ---------       ---------------       -------            ---------------
Charles G. Marianik               1998       $196,927           $32,907              ---               $37,389
Chairman, Chief                   1997       $185,536           $28,666           24,000               $35,983
Executive Officer                 1996       $180,927           $32,548           13,721               $35,983
and President

Ronald J. Kovach                  1998       $128,593           $18,445              ---               $ 6,202
Secretary and                     1997       $105,863           $ 6,016           12,000               $ 5,819
Executive Vice                    1996       $118,279           $ 8,961            5,843               $ 5,819
President-Technology

Howard D. Zumbrun(3)              1998        $88,378           $10,526            7,000                   ---
Vice President and
Chief Financial
Officer

William D. Looney(3)              1997       $ 58,665           $ 3,128             ----               $ 3,369
Vice President,                   1996       $112,365           $11,252            5,546               $ 5,776
Controller and
Treasurer

(1) These amounts reflect personal benefits received by each Named Executive Officer during the 1998 fiscal year. These personal benefits include payments made on behalf of those individuals for (a) disability insurance premiums, which include $1,718 for Mr. Marianik and $1,471 for Mr. Kovach; (b) medical expenses not otherwise covered by the group plan, which include $3,570 for Mr. Zumbrun; (c) auto allowance, which includes $2,538 for Mr. Marianik, $9,342 for Mr. Kovach and $5,613 for Mr. Zumbrun, and (d) all income taxes attributed to insurance and personal benefits and paid by the Company as a result of their receipt of these personal benefits, which include approximately $28,651 for Mr. Marianik, approximately $7,632 for Mr. Kovach and approximately $1,343 for Mr. Zumbrun.

(2) These amounts reflect supplemental term life insurance premiums for each Named Executive Officer which includes for the 1998 fiscal year a premium of $4,352 for Mr. Marianik and $1,086 for Mr. Kovach. For Mr. Marianik, these amounts also include the premiums of $33,037 for each fiscal year paid on a permanent-whole life insurance policy. For Mr. Kovach, these amounts also include a premium of $5,116 for a permanent-whole life policy.

(3) Mr. William D. Looney passed away in January 1997. Mr. Howard D. Zumbrun became Vice President and Chief Financial Officer on September 15, 1997.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended June 30, 1998. No stock appreciation rights were granted to these individuals during such year.

                                                    Individual Grants(1)
                                                    --------------------
                                        Number of
                                       Securities
                                       Underlying                  % of Total
                                         Options                 Options Granted          Exercise
                                         Granted                 to Employees in           Price          Expiration
       Name                              (#)(1)                    Fiscal Year           ($/Sh)(2)           Date
       ----                              ------                    -----------           ---------           ----
Howard D. Zumbrun                         7,000                         100%                $7.00            11/30/07

-------------------
(1) All options granted to Named Executive Officer are incentive stock options under the federal tax laws and were granted on December 1, 1997. Pursuant to the option agreement evidencing these options, the options were to become exercisable in three (3) successive equal annual installments, with the first such installment to vest at the grant date.

(2) The exercise price may be paid in cash or in shares of the Company's Common Stock. Alternatively, the option may be exercised through a same-day sale program with no cash outlay required of the optionee.

                          FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1998. None of the Named Executive Officers exercised any stock options in 1998. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                                                Value of Exercisable/
                                                                                Number of Securities
                                    Unexercisable In-the-
                                    Underlying Unexercised                      Money Options at
                                    Options at June 30, 1998                    June 30, 1998       (1)
                                    ------------------------                    -----------------------

                                   Exercisable          Unexercisable        Exercisable   Unexercisable
                                   -----------          -------------        -----------   -------------
Charles G. Marianik                   37,858               8,000                 $-0-          $-0-
Ronald J. Kovach                      32,951               4,000                 $-0-          $-0-
Howard D. Zumbrun                      2,333               4,667                 $-0-          $-0-

-----------------------

(1) Equal to the fair market value of securities underlying the option at fiscal year end ($2.875 per share) minus the exercise price payable for those securities.

Director Remuneration

Directors have not been paid a fee for serving on the Board or any committees of the Board with the exception of Mr. Brown who receives a per meeting fee of $750 (Canadian Dollars) as part of the financing agreement with Covington Capital Corporation. Directors are reimbursed for expenses related to attending Board or committee meetings and annually are granted non-qualified stock options to purchase the Company's Common Stock under the automatic option grant provision of the Company's Stock Option Plan, as amended (the "Plan"). In the fiscal year ended June 30, 1998 the Company paid an aggregate of $8,081 for director traveling expenses. In addition, each non-employee director received an option grant to purchase 3,333 shares of Common Stock on December 9, 1997 at an option price of $7.00 per share under the Automatic Option Grant Program in effect for non-employee directors under the Company's Stock Option Plan. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each grant will vest in three successive equal annual installments upon the optionee's completion of each year of Board service over the three-year period measured from the grant date. However, the option shares will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while serving as a Board member.

Employment Agreements, Termination of Employment and
Change-In-Control Agreements

On June 27, 1997, the employment agreement between the Company and Mr. Marianik was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Marianik to a base salary of $215,000 in 1998. Under such agreement, Mr. Marianik is to be employed by the Company in an executive capacity as Chairman of the Board, Chief Executive Officer and President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or (iii) a substantial change in his position with the Company, Mr. Marianik will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile and a life insurance policy, paid in full by the Company. (There are no other employment agreements with any other Named Executive Officer.)

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth as of September 1, 1998, information with respect to (a) each person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Name of                                                Number of                Percent of Class
Beneficial Owner(1)                                   Shares Owned                Outstanding (9)
-------------------                                   ------------              -----------------
M.L. Technology Ventures, L.P. (7)
3000 Sand Hill Road
Building 4, Suite 270
Menlo Park, CA 94025                                       396,825                         24.5%

Charles G. Marianik(2)
Princeton Corporate Plaza
1 Deerpark Drive, Suite F
Monmouth Junction, NJ 08852                                320,097                         19.8%

Covington Capital Corporation (8)
1 First Canadian Place
100 King Street West
Suite 2620, P.O. Box 165
Toronto, Ontario M5X 1C9                                   266,333                         16.5%

Edison Venture Fund, L.P.
Princeton Pike Corporation Center
997 Lenox Drive #3
Lawrenceville, NJ 08648                                    112,333                          6.9%

Michael Winderbaum
120 N. LaSalle, Ste. 2900
Chicago, IL   60602                                        111,285                          6.9%

Ronald Kovach(3)                                            59,328                          3.7%

Franklin J. Iris(4)                                         28,459                          1.8%

Louis Balogh(5)                                             22,477                          1.4%

James F. Mrazek(5)                                          23,111                          1.4%

Howard D. Zumbrun(6)                                         3,570                           .2%

All Directors and Executive
Officers as a Group (7 persons)(8)                       1,120,200                         69.3%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Common Stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.

(2) Includes 37,858 shares which may be acquired within sixty days of September 1, 1998 pursuant to the exercise of stock options.

(3) Includes 32,951 shares which may be acquired within sixty days of September 1, 1998 pursuant to the exercise of stock options.

(4) Includes 20,999 shares which may be acquired within sixty days of September 1, 1998 pursuant to the exercise of stock options.

(5) Includes 19,444 shares which may be acquired within sixty days of September 1, 1998 pursuant to the exercise of stock options.

(6) Includes 2,333 shares which may be acquired within sixty days of September 1, 1998 pursuant to the exercise of stock options.

(7) ML Technology Ventures, LP is represented on the Board of Directors by Dr. Robert Curry. These shares were therefore included as part of the Directors and Executive Officers Group.

(8) Includes 266,333 shares which may be acquired within sixty days of September 1, 1998 pursuant to the exercise of stock options. Covington Capital Corporation is represented on the Board of Directors by Mr. Grant Brown. These shares were therefore included as part of the Directors and Executive Officers Group.

(9) In calculation of percentages, there were 1,167,356 outstanding shares plus 449,138 options that could be exercised within sixty days of September 1, 1998. On this basis, for purposes of calculations, the number of shares used is 1,616,494.

There are no arrangements known to the Company the operation of which may, at a subsequent date, result in a change in control of the Company.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of the Covington Agreement Mr. Grant Brown was appointed to the Board of Directors of the Company on December 8, 1995.

On April 4, 1996, Dr. Robert Curry, a General Partner of the Sprout Group and President of MLTV, was appointed to the Board of Directors of the Company.

On December 3, 1997, Mr. William E. Aziz, of Covington Capital Corporation, was appointed to the Board of Directors of the Company.

On December 8, 1995, ML Technology Ventures, L.P. and Charles Marianik, President of the Company, entered into a voting agreement providing that neither party shall vote any of its shares in favor of a sale of the Company or merger or consolidation without first consulting with and obtaining the written consent of the other party.

                                     PART IV

Item 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

      (a)         Documents filed as part of the report:

                  1.and 2.  The  financial  statements  filed  as  part  of this report are listed separately in the Index to Financial Statements located on page F1 of this report.

                  3.Exhibits  - See Item  13(a).  Each  management  contract  or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibit Nos. 4(b), 4(c), 4(d) and 10(a)(1) of Item 13(a).

      (b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1998.

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

Exhibit 10 (d)      Exclusive  Licensing  Agreement for  Deltascan(TM)  software
                    program,   incorporated   by  reference  to  the   Company's
                    Registration   Statement  on  Form  S-18  (Registration  No.
                    33-10943-NY).

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

                                      PHOTON TECHNOLOGY INTERNATIONAL, INC.

Date: September 23, 1998                 By:/s/Charles G. Marianik
                                            ----------------------
                                               Charles G. Marianik
                                               Chairman of the Board,
                                               Chief Executive Officer,
                                               President and
                                               Principal Executive Officer

Date: September 23, 1998                 By:/s/Howard D. Zumbrun
                                            --------------------
                                               Howard D. Zumbrun
                                               Vice President
                                               Chief Financial Officer

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

   Signature                                     Title                                           Date
   ---------                                     -----                                           ----
By: /s/Charles G. Marianik
  ---------------------------------              Chairman of the Board and Chief              September 23, 1998
      Charles G. Marianik                        Executive Officer, President and
                                                 Director, (Principal Executive Officer)

By: /s/Ronald J. Kovach
   --------------------------------              Executive Vice President,                    September 23, 1998
     Ronald J. Kovach                            Corporate Secretary and Director

By: /s/Howard D. Zumbrun
    -------------------------------              Vice President,                              September 23, 1998
     Howard D. Zumbrun                           Chief Financial Officer

By:/s/William E. Aziz
   --------------------------------              Director                                     September 23, 1998
     William E. Aziz

By:/s/Louis Balogh
   --------------------------------              Director                                     September 23, 1998
     Louis Balogh

By:/s/M. Grant Brown
   --------------------------------              Director                                     September 23, 1998
     M. Grant Brown

By:/s/Robert E. Curry
   --------------------------------              Director                                     September 23, 1998
     Robert E. Curry

By:/s/Franklin J. Iris
   --------------------------------              Director                                     September 23, 1998
     Franklin J. Iris

By:/s/James F. Mrazek
   --------------------------------              Director                                     September 23, 1998
     James F. Mrazek

                                           INDEX TO FINANCIAL STATEMENTS


Photon Technology International, Inc.


The  following   Consolidated   Financial   Statements   of  Photon   Technology
International, Inc. are included in Item 7:



         Report of Independent Auditors

         Consolidated Balance Sheet--As at June 30, 1998

         Consolidated Statements of Operations--For the Years Ended June 30, 1998 and 1997

         Consolidated Statements of Shareholders' Equity--For the Years Ended June 30, 1998 and 1997

         Consolidated Statements of Cash Flows--For the Years Ended June 30, 1998 and 1997

         Notes to Consolidated Financial Statements


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS





To the Shareholders and the Board of Directors of Photon Technology International, Inc.

We have audited the accompanying consolidated balance sheet of Photon Technology International, Inc. as of June 30, 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Technology International, Inc. at June 30, 1998 and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1998, in conformity with accounting principles generally accepted in the United States.


                                                                   Ernst & Young
                                                           Chartered Accountants



London, Canada
September 4, 1998

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
As at June 30, 1998 (in U.S.$)
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                                                    $  258,007
      Trade accounts receivable, less allowances of $44,085                                         1,705,040
      Inventory
         Finished goods                                                   $722,988
         Work in process                                                   296,594
         Raw materials                                                     720,543                  1,740,125
                                                                          --------


      Prepaid expenses and other current assets                                                       246,151
                                                                                                   ----------

         TOTAL CURRENT ASSETS                                                                       3,949,323

PROPERTY AND EQUIPMENT
      Furniture and fixtures                                               153,486
      Machinery and equipment                                            2,403,269
                                                                         ---------
                                                                         2,556,755

LESS: Accumulated depreciation                                           1,765,166                    791,589
                                                                         ---------

DEFERRED INCOME TAX ASSET (Note F)                                                                    143,758
OTHER ASSETS (Note J)                                                                               1,658,423
                                                                                                   ----------

                                                                                                   $6,543,093
                                                                                                   ==========



See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET -- continued
As at June 30, 1998 (in U.S.$)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
      Bank indebtedness (Note C)                                                                   $1,093,675
      Accounts payable                                                                                696,779
      Deferred income                                                                                  29,519
      Deposits                                                                                        138,385
      Accrued liabilities (Note K)                                                                    200,577
      Current maturities of capital lease obligations -
        (Note E)                                                                                       67,189
      Current maturities of long term debt (Note D)                                                   186,702
                                                                                                  -----------
         TOTAL CURRENT LIABILITIES                                                                  2,412,826


LONG TERM DEBT (Note D)                                                                             1,553,369

CAPITAL LEASE OBLIGATIONS (Note E)                                                                    125,122

PREFERRED SHARES - Canadian subsidiary (Note H)                                                     1,958,147

COMMITMENTS (Note E)

SHAREHOLDERS' EQUITY (Notes G, I, and L)
      Preferred stock, $1,000 par value: authorized 500
           shares; no shares issued or outstanding;
      Common stock, no par value:  authorized
           3,333,333 shares; issued 1,292,477
           shares, including 125,121 shares
           in treasury stock                                                                        6,305,315
      Accumulated deficit                                                                          (5,218,414)
      Treasury stock, at cost                                                                         (53,915)
      Cumulative foreign currency translation adjustment                                             (539,357)
                                                                                                     ---------

         TOTAL SHAREHOLDERS' EQUITY                                                                   493,629
                                                                                                   ----------

                                                                                                   $6,543,093
                                                                                                   ==========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 1998 and 1997 (in U.S.$)

                                                       1998             1997
                                                   -----------      -----------
REVENUE                                              8,070,202      $ 8,401,786

COSTS AND EXPENSES
      Cost of products sold                          3,712,518        3,092,814
      Selling, general, and administrative           3,915,563        3,944,653
      Research and development                         719,019          878,425
      Interest                                         275,248          318,621
      Depreciation and amortization                    195,477          158,843
      Goodwill amortization                            135,061          135,061
      Amortization of other intangibles                333,910          311,253
      Foreign exchange loss                             17,347            3,377
                                                   -----------      -----------
                                                     9,304,143        8,842,947
                                                   -----------      -----------

Loss before income tax benefits                     (1,233,941)        (441,161)

Benefit from income taxes (Note F)                                     (167,000)
                                                   -----------      -----------

Net Loss                                           ($1,233,941)     ($  274,161)
                                                   ===========      ===========

Net Loss per common share                          $     (1.06)     $     (0.24)
                                                   ===========      ===========

Weighted average number of common shares
outstanding                                          1,164,930        1,160,676
                                                   ===========      ===========





See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Years Ended June 30, 1998 and 1997 (in US$)
                                                                                          Cumulative
                                                                                          Foreign
                                                                             Treasury     currency          Total
                                             Common         Accumulated      Stock,       Translation      Shareholders'
                                             Stock             Deficit       At Cost      Adjustment        Equity
                                             -----             -------       -------      ----------        ------
Balance at July 1, 1996                     $6,279,118       $(3,710,312)      $(56,433)      $(334,757)    $2,177,616

5,958 shares issued under
the Company's Employee
Stock Purchase Plan (Note G)                    18,268                                                          18,268

Net loss                                                        (274,161)                                     (274,161)

Foreign currency
 translation adjustment                                                                        (207,015)      (207,015)
                                            ----------       -----------       --------       ---------       --------

Balance at June 30, 1997                     6,297,386        (3,984,473)       (56,433)       (541,772)     1,714,708

3,948 shares issued under the
Company's Employee Stock
Purchase Plan (Note G)                           7,929                            2,518                         10,447
Net Loss                                                      (1,233,941)                                   (1,233,941)
Foreign currency
 translation adjustment                                                                           2,415          2,415
                                            ----------       -----------       --------       ---------       --------
Balance at June 30, 1998                    $6,305,315       $(5,218,414)      $(53,915)      $(539,357)      $493,629
                                            ==========       ============      =========      ==========      ========


See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1998 and 1997 (in US$)
                                                                             1998             1997
                                                                         -----------      -----------
OPERATING ACTIVITIES:
     Net loss                                                            $(1,233,941)     $  (274,161)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:
     Depreciation and amortization                                           195,477          158,843
     Goodwill amortization                                                   135,061          135,061
     Amortization - Other intangible assets                                  333,910          311,253
     Deferred income tax benefit                                                --           (167,000)

Changes in operating assets and liabilities:
     Decrease in trade accounts receivable                                   373,210          166,110
     Decrease (increase) in inventory                                         84,260         (168,535)
     Decrease (increase) in prepaid expenses and
       other current assets                                                   84,607          (81,986)
     Decrease (increase) in accounts payable and accrued liabilities        (334,227)          96,069
     Increase (decrease) in deferred income                                   17,595          (37,831)
     Increase in deposits                                                    138,385             --
                                                                         -----------      -----------
     Total adjustments                                                     1,028,278          411,884
                                                                         -----------      -----------
Net cash provided (used) by operating activities                            (205,663)         137,723

INVESTING ACTIVITIES:
     Purchase of property and equipment                                      (69,020)         (88,109)
     Investments in patents                                                     --             (6,025)
     Capitalized software                                                   (187,241)        (280,570)
                                                                         -----------      -----------
Net cash used by investing activities                                       (256,261)        (374,704)
                                                                         -----------      -----------

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 1998 and 1997 (in US$)
                                                                             1998             1997
                                                                         -----------      -----------
FINANCING ACTIVITIES:
     Net proceeds from issuance of preference shares                            --          1,962,137
     Proceeds from issuance of common stock-
       Employee Stock Purchase Plan                                           10,447           18,268
     Financing costs incurred                                                 (3,990)         (77,406)
     Decrease in bank indebtedness                                          (228,154)        (200,568)
     Repayment of long-term debt                                            (334,532)        (211,735)
     Payment of capital lease obligations                                    (66,539)         (13,230)
                                                                         -----------      -----------
Net cash provided (used) by financing activities                            (622,768)       1,477,466
                                                                         -----------      -----------

Effect of exchange rate changes on cash                                      (25,004)        (151,823)
                                                                         -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (1,109,696)       1,088,662
CASH AND CASH EQUIVALENTS - BEGINNING                                      1,367,703          279,041
                                                                         -----------      -----------
CASH AND CASH EQUIVALENTS - ENDING                                       $   258,007      $ 1,367,703
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                                 $   275,248      $   294,779
                                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During 1998, the Company entered into a capital lease obligation for computer equipment totaling $143,923.


See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in US$)

JUNE 30, 1998

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

1.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Photon Technology International, Inc., its wholly owned subsidiaries in Canada and in Germany and its sales office branch in the United Kingdom. All significant intercompany transactions and balances are eliminated on consolidation.

2.   Foreign Currency Translation

     Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity. Gains and losses from foreign currency transactions are reported in operations.

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

     Goodwill, which represents the difference between the purchase price of the German subsidiary and the related value of net assets acquired or net liabilities assumed, is reported net of amortization, and is being amortized using the straight-line method over a five year period.

     Technology rights acquired through issuance of the Company's shares of common stock are valued at the bid price of the stock at the date of transaction. These technology rights are being amortized on a straight-line basis over a ten year term.

     Direct costs related to financing are deferred and amortized on a straight-line basis over the term of the related financing agreement.

     On an ongoing basis, management assesses the carrying value of its intangible assets to determine if there is an impairment in value by comparing expected undiscounted cash flows to the carrying value and reviewing other relevant factors that may affect carrying value. The amount of impairment, if any, is measured based on discounted projected cash flows compared to the carrying value.

7.   Revenue Recognition

     Revenue is recognized when the risks and benefits inherent in ownership are transferred, which normally occurs at the time of shipment of products. Revenue under extended warranty and maintenance contracts is deferred and recognized in income as the related services are performed.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

8.    Income Taxes

     The liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", is utilized to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount and the tax basis of the respective assets and liabilities at the enacted tax rates.

9.   Net Loss Per Common Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All loss per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE B--GEOGRAPHIC INFORMATION

Geographical financial information for the years ended June 30,  is as follows:

                                                           (in thousands)
                                                        1998             1997
                                                      --------         --------
Net sales to unaffiliated customers:
     North America                                    $  5,782         $  5,880
     Germany                                             1,246            1,238
     United Kingdom                                      1,042            1,284
                                                      --------         --------
                                                      $  8,070         $  8,402
                                                      ========         ========

Transfers between geographic areas:

     North America                                       3,939            4,228
     Germany                                                 3              329
     United Kingdom                                       --               --
                                                      --------         --------
     Revenue                                          $  3,942         $  4,557
                                                      ========         ========


Operating income (loss):
     North America                                    $   (408)        $    175
     Germany                                              (318)            (256)
     United Kingdom                                       (232)             (41)
                                                      --------         --------

     Total Operating Loss                             $   (958)        $   (122)
                                                      ========         ========

Identifiable Assets:
     North America                                    $  9,111         $ 10,572
     Germany                                               900            1,116
     United Kingdom                                        540              540
     Elimination                                        (4,008)          (3,796)
                                                      --------         --------

     Total Identifiable Assets                        $  6,543         $  8,432
                                                      ========         ========

Net sales to unaffiliated customers is based on the location of the selling organization. Transfers among geographic areas are recorded at cost plus a mark-up. Operating income (loss) consists of income (loss) before income tax provision after adding back interest expense. Identifiable assets of geographic areas are those assets used in and/or are directly related to the activities of the Company's specific operations in each of the locations, and intercompany assets are eliminated on consolidation.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE C--BANK INDEBTEDNESS

                                                                          (in US$)
                                                                            1998
                                                                            ----
Bank indebtedness as of June 30, 1998 consists of:

Working capital line of credit-Silicon Valley Bank                       $1,020,696

Line of credit-Stadparkasse Bank, denominated in German
  Deutsche marks (1998-131,993 DM)                                           72,979
                                                                         ----------
                                                                         $1,093,675
                                                                         ==========

On June 26, 1996 the Company secured a working capital line of credit with Silicon Valley Bank for $2,000,000. This credit facility has been extended to December 31, 1998 and bears interest at prime (8.5% at June 30, 1998) plus 1.5%. Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, the common stock of its wholly-owned Canadian subsidiary, and the United Kingdom branch office. The Company retains ownership of intellectual property and is restricted on the pledge of this property to any other party. The advances are based on 75% of eligible domestic and Canadian accounts receivable due within ninety days of invoice date and 90% of eligible foreign or domestic accounts receivable that are covered (supported) by either:
(a) credit insurance; or (b) letters of credit. The Company has received from Silicon Valley Bank a waiver of covenant breaches at June 30, 1998.

Bank indebtedness includes the outstanding balance of $72,979 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM, which was established in conjunction with the formation of the German Subsidiary. The collateral for the line represents a security interest in all assets of the Germany Subsidiary. Interest is charged on a quarterly basis at rates based on the German Federal Bank's discount rate (8.5% at June 30, 1998).

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE D--LONG TERM DEBT

                                                                                                    (in US$)
                                                                                                      1998
                                                                                                   ----------
Details of long-term debt as of June 30, 1998 are as follows:

     Subordinated promissory note payable to a
     shareholder (MLTV)                                                                              $630,761

     Term loan payable to the Ontario Development
     Corporation ("ODC"), at 6.75%, denominated in Canadian
     dollars ($177,090 CDN)                                                                           120,651

     Term loan denominated in German
     marks (93,816 DM)                                                                                 51,871

     12% subordinated  promissory note payable to Covington Capital Corporation, denominated in Canadian
     dollars ($1,375,000 CDN)                                                                         936,788
                                                                                                   ----------

     Total                                                                                          1,740,071

     Less: current maturities                                                                         186,702
                                                                                                   ----------
     Long-term debt, net of current maturities                                                     $1,553,369
                                                                                                   ==========

On September 20, 1995, the Company entered into an agreement with MLTV. MLTV has agreed to waive interest and required payments of principal until July 1, 1999. This note is subordinated to the bank debt with Silicon Valley Bank (Note C) and ranks equally in priority with the Covington Capital Corporation promissory note.

The Company borrowed from ODC a $500,000 Canadian dollar fixed term loan at an interest rate of 6.75% for a term of 4.5 years. Repayment began on July 15, 1996 for an amended period of forty months at a rate of $11,597 Canadian ($7,901 US) per month, including principal and interest. The Company provided a security interest in all chattel owned and acquired under this loan program. ODC waived a floating charge on all assets in subordination to the Silicon Valley Bank debt (Note C).

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE D--LONG TERM DEBT--Continued

On October 31, 1995, the Company completed a $1,500,000 Canadian ($1,100,000 US) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. Monthly principal payments of $6,250 Canadian will extend through September 2000. This agreement included a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years (expires October 31, 2000), and a second option of 133,333 shares of common stock of the Company. In conjunction with the issuance of preference shares of Photon Technology International (Canada), Inc. on March 7, 1997 (Note
H), the option agreement between C.I. - C.P.A. Business Ventures Fund, Inc., and the Company was amended. The number of second option shares was increased to 183,333 shares of common stock of the Company at $9.00 per share and the option period for all such second option shares was extended by twenty-four months to October 31, 1999. The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV.

The approximate aggregate amount of all long-term debt maturities for the years ended June 30, 1998 is as follows:

                  1999                                $  186,702
                  2000                                   718,777
                  2001                                   834,592
                                                      ----------
                                                      $1,740,071
                                                      ==========

NOTE E--CAPITAL LEASE OBLIGATIONS AND COMMITMENTS

The Company has entered into capital leases for equipment expiring through August 2002 with aggregate monthly payments of approximately $7,000, with interest ranging from 9.2% to 10.8%.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE E--CAPITAL LEASES OBLIGATIONS AND COMMITMENTS--Continued

Future minimum annual rental commitments under capital leases and non-cancelable operating leases at June 30, 1998 are as follows:

                                                       Capital                 Operating
                                                       Leases                    Leases
                                                       ------                    ------
         1999                                         $ 86,721                  $152,165
         2000                                           81,909                    73,371
         2001                                           28,977                    54,475
         2002                                           21,696                    42,336
         2003                                            3,604                     9,381
                                                      --------                  --------

         Total minimum lease payments                  222,906                  $331,728
                                                                                ========
         Less interest                                  30,595
                                                      --------
         Present value of net minimum
         lease payments at June 30, 1998              $192,311
                                                      ========

Equipment under capital leases and accumulated amortization amounted to $274,985 and $79,194, respectively, as of June 30, 1998. Rental expense for operating leases was $340,871 and $271,377 for 1998 and 1997, respectively.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE F--INCOME TAXES

At June 30, 1998 the Company has net operating loss carryforwards of approximately $4,314,060 and $175,000 for U.S. federal and Canadian tax reporting purposes, respectively, which expire in varying amounts through 2013 and 1999, respectively. In addition, the Company has approximately $400,000 of net operating loss carryforwards for German tax reporting purposes, and these loss carryforwards do not have an expiration date. The Company also has at June 30, 1998, unused tax credits of approximately $117,000 and $61,000 for U.S. federal and Canadian tax reporting purposes, respectively, which expire in varying amounts through 2003 and 1999, respectively, to offset future income taxes. The tax credits primarily relate to research and development. As a result of certain transactions involving issuance of the Company's common stock and options to purchase stock, an "ownership" change occurred in 1988 under Section 382 of the U.S. Internal Revenue Code of 1986. Consequently, future utilization of the Company's U.S. net operating loss carry forwards and tax credit carryforwards attributable to periods before the ownership change will restrict the utilization of the loss carryforwards and tax credit carryforwards in a particular year.

The benefit from income taxes for the years ended June 30, consists of the following:

                                                  1998                  1997
                                                ---------             ---------
Current                                         $       0             $       0
Deferred                                                0              (167,000)
                                                ---------             ---------

Tax benefit                                     $       0             $(167,000)
                                                =========             =========

All tax benefits in 1997 relate to the Company's international operations. No provision has been made for the Company's domestic operations in 1997 or 1998.

Significant components of the Company's deferred tax assets and liabilities as at June 30, 1998, are as follows:

Deferred Tax Assets                     Current        Non Current       Total
-------------------                     -------        -----------       -----
Accruals/Reserves                       $   86,175     $     --       $   86,175
Net Operating Loss Carryforward                         1,913,682      1,913,682
Tax Credits                                               177,536        177,536
Other                                                       8,135          8,135
                                        ----------     ----------     ----------

Gross Deferred Tax Asset                $   86,175     $2,099,353     $2,185,528
                                        ==========     ==========     ==========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE F--INCOME TAXES--Continued

Deferred Tax Liabilities
------------------------
Capitalized Software                            --           (258,846)        (258,846)
Goodwill related to the start-up of
the German subsidiary                           --            (98,725)         (98,725)
Other                                           --            (24,500)         (24,500)
                                         -----------      -----------      -----------

Gross Deferred Tax Liability                    --           (382,071)        (382,071)
                                         -----------      -----------      -----------

                                              86,175        1,717,282        1,803,457

Valuation Allowance For Deferred Tax
Assets                                       (86,175)      (1,573,524)      (1,659,699)
                                         -----------      -----------      -----------

Net Deferred Taxes                       $      --        $   143,758      $   143,758
                                         ===========      ===========      ===========

U.S. and foreign loss from operations before income tax provision for the years ended June 30, 1998 and 1997 is as follows:

                                              1998                      1997
                                           -----------              -----------
U.S.                                       $  (729,700)             $   (66,239)
Foreign                                       (504,241)                (374,922)
                                           -----------              -----------
                                           $(1,233,941)             $  (441,161)
                                           ===========              ===========

The U.S. statutory rate of 34% can be reconciled to the effective tax rate for the years ended June 30, as follows:

                                                             Liability Method
                                                       ----------------------------
                                                           1998             1997
                                                       -----------      -----------
Pre-tax loss                                           $(1,233,941)     $  (441,161)
                                                       ===========      ===========
Provision for taxes at statutory rate                     (419,540)        (149,995)
Canadian net operating loss carryforward                   (26,494)          (7,153)
Goodwill related to start-up of German operations          (73,819)         (81,438)
Change in valuation allowance                              485,560          (25,653)
Foreign tax rates in excess of U.S. Statutory rate         (50,740)             753
Other                                                       85,033           96,486
                                                       -----------      -----------
Benefit from income taxes                              $         0      $  (167,000)
                                                       ===========      ===========

The Company paid no corporate income taxes in 1998 or 1997. One of the Company's subsidiaries, Photon Technology International (Canada) Inc., paid corporate minimum and capital taxes to the Province of Ontario in Canada of $2,392 in 1998.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE F--INCOME TAXES--Continued

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

NOTE G--EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan, effective April 1, 1996, to provide eligible employees of the Company (including employees of the Canadian and German subsidiaries) with the opportunity to acquire a proprietary interest in the Company. The number of authorized shares reserved for issuance is 69,830. In 1998, 3,948 shares were issued (5,958 shares were issued during 1997).

NOTE H--PREFERENCE SHARES--Canadian Subsidiary

On March 7, 1997, 296,296 preference shares of Photon Technology International (Canada) Inc., (a wholly-owned subsidiary) were issued. The shares are non-voting, non-cumulative, non-redeemable, retractable, non-participating, and without nominal or par value. The aggregated purchase price of the preference shares was US$ 2,000,000, net of financing costs of US$41,853, for a net amount of US$1,958,147.

The holders of the preference shares, at the discretion of the directors of Photon Technology International (Canada), Inc., but always in preference and priority to any payment of dividends on the common stock of the Company in each year, are entitled to non-cumulative dividends at the rate of $0.50 per share.

In conjunction with the issuance of the preference shares, a put option agreement was adopted between the Company and the holder of the preferred shares. Under this agreement, the Company granted to the holder an irrevocable and transferable right to require the Company to purchase from the holder, some or all of the preference shares. The retraction price for each preference share is the then current market price of the Company's common shares. The Company then has five business days in which to notify the holder of its election of whether it will satisfy the put price in cash or by the issuance of common stock of the Company (subject to equivalence and adjustment, if necessary).

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE H--PREFERENCE SHARES--Canadian Subsidiary--Continued

Any holder of a preference share is entitled to require Photon Technology International (Canada), Inc. to redeem all, but no less than all, of such holder's preference shares for the redemption price equal to the then current market price of the Company's common shares, plus any declared and unpaid dividends. The holder of the preference shares has agreed not to exercise its redemption right unless the Company defaults on its obligations under the purchase agreement. The share provisions also contain an adjustment provision in relation to the redemption price on the basis that each preference share is and is intended to be the equivalent of each common share of the Company, to the effect that any change in the equivalence of the preference shares with the common stock of the Company, as determined in good faith by the board of directors of the Company, will result in such adjustment to the redemption price as is required to re-establish such equivalence.

NOTE I--STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan (the "Plan") in 1987 to provide incentive and non-qualified common stock options for officers, key employees, and directors of the Company. The number of authorized shares issuable in the option pool is 300,000 at June 30, 1998 (an additional 66,667 shares were authorized during fiscal 1997). The plan limits the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year to 100,000 shares.

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE I--STOCK OPTIONS--Continued

The options granted under the discretionary option grant program vest in three successive annual installments with the first such installment to vest at the grant date, unless otherwise provided in the option agreement. Options granted under the automatic option grant program will vest (and the Company's repurchase rights of the option shares will lapse) in three successive equal annual installments over the optionee's period of Board service, with the first such installment to vest upon the completion of one year of Board service measured from the automatic grant date.

All options granted have a maximum term of ten years from grant date, and each option has an exercise price equal to 100% of the fair market value per share of the Company's common stock on the grant date, except for options granted to a greater than 10% shareholder which options have a maximum term of five years and must have an exercise price of 110% of fair market value per share.

For the year ended June 30, 1998, the Company granted 30,332 stock options, of which 7,000 options were issued to executive officers, and 23,332 options were issued to directors and consultants. No options were exercised in fiscal 1998.

214,470 options or 72% of the authorized shares in the option pool have been granted as of June 30, 1998, of which 177,805 are exercisable. Of the granted options, 77,997 or 36% are under the automatic option grant program, and 116,475 or 54% are under the discretionary option grant program. The exercise price of the common stock options range from $1.31 per share to $7.00 per share, and on a weighted average basis approximates $4.07 per share. The granted and outstanding options have expiration dates ranging from 1999 to 2007.

See Note D for descriptions of the options granted by the Company to C.I. - C.P.A. Business Ventures Fund, Inc.

In addition, Silicon Valley Bank holds a warrant to purchase 5,000 shares of common stock at $3.75 per share which expires November 26, 2001.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE J--OTHER ASSETS

Other assets consist of the following as of June 30, 1998:

     Goodwill, net of accumulated
         amortization of $555,240                                                  $183,446

     Capitalized software development costs,
         net of accumulated amortization of $404,131                                761,310

     Patents, net of accumulated amortization of
         $ 42,624                                                                    14,550

     Purchase of technology rights and related joint venture
         Interest, net of accumulated
         amortization of $218,755                                                   656,245

     Deferred financing costs, net of accumulated
         amortization of $127,966                                                    42,872
                                                                                 ----------
                                                                                 $1,658,423
                                                                                 ==========


The Company capitalized approximately $187,241 of software development costs during fiscal 1998 ($280,000 in 1997). Amortization of capitalized software development costs was $167,475 for 1998 and $87,000 for 1997.

Financing costs, primarily related to the Covington Capital and Silicon Valley Bank loan agreements, have been capitalized and are amortized over the term of the agreements (See Note D).


NOTE K--ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30, 1998:

Employee compensation and other employee benefits               $ 58,558
Accrued travel                                                    19,293
Accrued taxes                                                     24,040
Deposits                                                          26,137
Miscellaneous                                                     72,549
                                                                --------
                                                                $200,577
                                                                ========

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE L--STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For a summary description of the principal features of the Company's stock option plan, see Note I--Stock Options.

Pro forma information regarding net income and earnings per share is required under the Statement of Financial Accounting Standards (FASB) No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998: risk-free interest rate of 5.40% (1997-6.35%); dividend yields of 0.0% (1997-0.0%); volatility factors of the expected market price of the Company's common stock of 2.071 (1997-2.423); and a weighted-average expected life of the option of 5 years (1997-5 years).

The Company's pro forma information for the years ended June 30, 1998 and June 30, 1997 is as follows:

                                                     1998               1997
                                                 -----------        -----------
Net loss under U.S. GAAP                         $(1,233,941)       $  (274,161)

Compensation expense per FASB 123                    243,321              5,382
                                                 -----------        -----------

Pro forma net loss                               $(1,477,262)       $  (279,543)
                                                 ===========        ===========

Pro forma net loss per common share              $     (1.27)       $     (0.24)
                                                 ===========        ===========

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE L--STOCK COMPENSATION--Continued

A summary of the Company's stock option activity, and related information as of June 30, is as follows:

                                                      1998                                   1997
                                                      ----                                   ----
                                                           Weighted                                      Weighted
                                           Number of        Average                   Number of           Average
                                            Options       Exercise Price              Options         Exercise Price
                                            -------       --------------              -------         --------------
Outstanding, beginning of year               197,471          $3.57                     189,171           $3.63
Granted                                       30,332           6.92                      45,999            3.42
Expired                                      (13,333)          3.75                     (37,699)           3.70
                                             -------          -----                     -------           -----

Outstanding, end of year                     214,470          $4.07                     197,471           $3.57
                                             =======          =====                     =======           =====

Exercisable at end of year                   177,805          $3.86                     151,472           $3.61
                                             =======          =====                     =======           =====

Weighted-average fair value of
options granted during the period             $6.13                                    $3.40
                                              =====                                    =====

Exercise prices for options outstanding as of June 30, 1998 range from $1.31 to $7.00. The weighted-average remaining contractual life of those options is 6.46 years.

NOTE M--COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE N--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair market values of the Company's financial instruments as of June 30, 1998 (in 000's):

                                                               Book        Fair
                                                               Value       Value
                                                               -----       -----
Financial Assets:
  Cash and cash equivalents                                   $  258      $  258
  Trade accounts receivable                                    1,705       1,705

Financial Liabilities:
  Bank indebtedness                                            1,094       1,094
  Accounts payable                                               696         696
  Accrued liabilities                                            201         201
  Long Term Debt: (Note D)
     Subordinated promissory note - MLTV                         631         561
     Term loan payable - ODC                                     121         120
     Term loan - German Marks                                     52          52
     Subordinated promissory note-Covington Capital              937         970
     Capital leases                                              192         190

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE O--SIGNIFICANT RISKS AND UNCERTAINTIES

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

Year 2000 Issue (Unaudited)

Like other companies, financial and business organizations and individuals around the world, the Company could be adversely affected if the computer systems it uses and those used by other third parties on which it relies do not properly process and calculate date-related information and data from and after January 1, 2000. This is commonly known as the "Year 2000 issue". Management is assessing its computer systems and the systems compliance issues of other third parties on which it relies.

Based on the information available to management, the Company believes that the products it sells to its customers are Year 2000 compliant. In addition, the Company's suppliers are taking steps that they believe are reasonably designed to address the Year 2000 issue with respect to the computer systems. At this time, however, there can be no assurance that these steps will be sufficient, and the failure of timely completion of all necessary procedures could have a material adverse effect on the Company's operations. Management will continue to monitor the status of and its exposure to this issue. For the year ended June 30, 1998, the Company incurred costs to upgrade its computer systems which enabled it to be Year 2000 compliant. The Company does not expect to incur significant additional Year 2000 costs.

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 1998

NOTE P--RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. SFAS 130 will be effective for the Company's fiscal year 1999 and requires restatement of all previously reported information for comparative purposes. This Statement will require additional disclosure but will not have a material impact on the Company's financial position, results of operations or cash flows. The FASB has also issued SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" which will be effective for fiscal years 1999 and 2000, respectively. Management believes that these Statements will not have a significant impact on the Company.