Form 10QSB
period 1998-09-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1998-11-10
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________________ to  __________________


                       Commission File Number: 33-10943-NY


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

       NEW JERSEY                                       22-2494774
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

1 Deer Park Drive, Suite F, Monmouth Junction, NJ                   08852
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                         (Zip Code)

Issuer's Telephone Number, Including Area Code: (732) 329-0910


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]        No [   ]


The number of shares of Common Stock without par value outstanding as of September 30, 1998 was 1,167,356.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheet as of September 30, 1998...............

              Consolidated Statements of Operations for the
              three months ended September 30, 1998 and 1997....................

              Consolidated Statements of Cash Flows for the
              three months ended September 30, 1998 and 1997....................

              Notes to Consolidated Financial Statements
              September 30, 1998................................................

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................


PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K..................................


SIGNATURES .....................................................................

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET


                                                                    September 30
                                                                        1998
                                                                    -----------
ASSETS                                                              (Unaudited)
CURRENT ASSETS
     Cash and cash equivalents ...............................      $   284,122
     Trade accounts receivable, less allowance of $43,164 ....        1,611,475
     Inventory
         Finished goods ......................................          602,923
         Work in process .....................................          225,258
         Raw materials .......................................          824,975
                                                                    -----------
                                                                      1,653,156

     Prepaid expenses and other current assets ...............          292,601
                                                                    -----------
                    TOTAL CURRENT ASSETS .....................        3,841,354

PROPERTY AND EQUIPMENT
     Furniture and fixtures ..................................          153,135
     Machinery and equipment .................................        2,396,712
                                                                    -----------
                                                                      2,549,847

LESS:  Accumulated depreciation ..............................       (1,808,454)
                                                                    -----------
                                                                        741,393

DEFERRED INCOME TAX ASSET ....................................          140,258

OTHER ASSETS .................................................        1,558,638
                                                                    -----------

                                                                    $ 6,281,643
                                                                    ===========


See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - Continued


                                                                    September 30
                                                                        1998
                                                                    -----------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank indebtedness ......................................       $   989,527
     Accounts payable .......................................           508,828
     Deferred income ........................................            41,768
     Deposits ...............................................           148,756
     Accrued expenses .......................................           191,658
     Current maturities of long term debt ...................           228,274
                                                                    -----------
               TOTAL CURRENT LIABILITIES ....................         2,108,811

LONG TERM DEBT ..............................................         1,587,146

PREFERRED SHARES - Canadian subsidiary ......................         1,958,147

COMMITMENTS

SHAREHOLDERS' EQUITY
     Preferred stock, $1,000 par value: authorized 500
         shares; no shares issued or outstanding
     Common stock, no par value: authorized
         3,333,333 shares; issued 1,292,477
         shares, including 125,121 shares in
         treasury stock .....................................         6,305,315
     Accumulated deficit ....................................        (5,157,856)
     Treasury stock, at cost ................................           (53,915)
     Cumulative foreign currency translation adjustment .....          (466,005)
                                                                    -----------

               TOTAL SHAREHOLDERS' EQUITY ...................           627,539
                                                                    -----------
                                                                    $ 6,281,643
                                                                    ===========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         Three Months Ended
                                                           September 30
                                                   ----------------------------
                                                       1998              1997
                                                   -----------      -----------
REVENUES
     Net sales ..............................      $ 2,112,795      $ 2,048,785
     Other income ...........................            9,448           27,447
                                                   -----------      -----------
                                                     2,122,243        2,076,232

COSTS AND EXPENSES
     Cost of products sold ..................          934,817          836,211
     Selling, general and administrative ....          723,470        1,004,558
     Research and development ...............          149,448          184,494
     Interest ...............................           69,259           82,267
     Depreciation and amortization ..........          175,091          168,792
     Foreign exchange (gain) loss ...........            9,600             (790)
                                                   -----------      -----------
                                                     2,061,685        2,275,532
                                                   -----------      -----------

Net income (loss) ...........................      $    60,558      ($  199,300)
                                                   ===========      ===========

Net income (loss) per common share ..........      $      0.05      ($     0.17)
                                                   ===========      ===========

Weighted average number of common
 shares outstanding .........................        1,167,356        1,163,408
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Three Months Ended
                                                                 September 30
                                                         ----------------------------
OPERATING ACTIVITIES:                                        1998             1997
                                                         -----------      -----------
     Net income (loss) .............................     $    60,558      ($  199,300)
     Adjustments  to  reconcile  net  income  (loss)
         to net cash provided by
         operating activities:
       Depreciation and amortization ...............          43,288           49,464
       Goodwill amortization .......................          36,012           33,292
       Amortization-other intangible assets ........          95,791           86,036
     Changes in assets and liabilities:
       Decrease in trade accounts receivable .......          93,565          429,514
       (Decrease) increase in inventories ..........          93,877         (235,802)
       Decrease (increase) in prepaid expenses and
         other current assets ......................         (46,450)           3,957
       Decrease in accounts payable, deposits
         and accrued expenses ......................        (186,499)         (99,250)
       Increase in deferred income .................          12,249           66,718
       Increase in other assets ....................                          (13,215)
                                                         -----------      -----------
     Net cash provided by
         operating activities ......................         202,391          121,414

INVESTING ACTIVITIES:
       Purchase of equipment .......................                           (5,596)
       Capitalized software ........................         (10,663)         (31,336)
                                                         -----------      -----------
       Net cash used in investing activities .......         (10,663)         (36,932)

FINANCING ACTIVITIES:
     Additional costs from issuance of preferred
       shares - Canadian Subsidiary ................                           (3,990)
     Payment of long term debt .....................        (116,962)         (33,748)
     Payment on notes payable to bank ..............        (104,148)         (89,882)
                                                         -----------      -----------
     Net cash used in financing activities .........        (221,110)        (127,620)

     Effect of exchange rate changes on cash .......          55,497           13,777
                                                         -----------      -----------
     (Decrease) Increase in cash and equivalents ...          26,115          (29,361)

CASH AND CASH EQUIVALENTS-BEGINNING ................         258,007        1,367,703
                                                         -----------      -----------

CASH AND CASH EQUIVALENTS-ENDING ...................     $   284,122      $ 1,338,342
                                                         ===========      ===========

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1998


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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1998.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE C - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders. Total comprehensive income for the first quarters of 1999 and 1998 was as follows:

                                                          Three Months Ended
                                                             September 30
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------
Net income (loss) .............................       $  60,558       ($199,300)
Foreign currency translation adjustment .......          73,352          13,777
                                                      ---------       ---------

Total comprehensive income (loss) .............       $ 133,910       ($185,523)


ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $2,113,000 for the first quarter of fiscal 1999 compares to $2,049,000 for the same period of fiscal 1998; an increase of $64,000 or 3.1%. This increase reflected the impact of product orders which were received late in the fourth quarter of fiscal 1998 and have a 45-60 day lead time to produce and ship to customers.

Total revenues of $2,122,000 for this period, which includes net sales and other income, increased $46,000 or 2.3% over the comparable prior year period. This performance reflects the impact of increased sales and a decrease in other income. Other income decreased by $18,000 primarily due to decreased interest earned on cash equivalents.

Cost of products sold for the first quarter of fiscal 1999 was $935,000 or 44.2% of net sales, which compares to $836,000 or 40.8% of net sales for the same period of fiscal 1998. This increase of $99,000 or 11.8%, was due both to higher sales and cost increases in the plant production operations.

Selling (including marketing expenses), general and administrative expenses of $723,000 or 34.2% of net sales compares to $1,004,000 or 49.0% of net sales in the prior year's first quarter. This decrease of $281,000 or 28.0% primarily related to decreased marketing and selling expenses related principally to trade shows, advertising and agents' commissions on foreign sales.

Research and development expenses of $149,000 or 7.1% of net sales decreased by $36,000 or 19% in comparison to $185,000 or 9.0% of net sales in the prior year. An additional $11,000 of software development expenses, which represents 0.5% of net sales, was capitalized in comparison to $31,000 for the same prior year period. These expenses are due to the level of project activity for new products.

Depreciation and amortization of $175,000 compares to $169,000 in the prior year, an increase of $6,000 or 3.5%. This increase was primarily due to the impact of higher amortization of software development costs.

Interest expense of $69,000 decreased $13,000 or 15.8% in comparison to the prior year. This primarily relates to interest on short term credit facilities and long term debt related to financing activities in prior years.

Foreign exchange loss of $10,000 compares to income of $1,000 due to the mix of transactional activity.

No tax provision has been provided as a result of the expected applications of the net losses carrying forward from prior periods.

As a result of the foregoing, the Company reported a net income of $61,000 compared to a net loss of $199,000 in the first quarter of the prior year. The reduction of selling, general and administrative expenses and research and development expenses discussed above were the major impacts on income.

The resulting earnings per share performance based on the weighted average number of common shares each year was a net income of $.05 per share this period in comparison to ($.17) net loss per share for the same prior year period.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at September 30, 1998 was $1,733,000 compared to $1,536,000 at June 30, 1998; an increase of $197,000 or 12.8%.

Current assets of $3,841,000 decreased $108,000 or 2.7% from June 30, 1998. This change primarily reflected decreases of $94,000 and $87,000 in accounts receivable and inventory, respectively. These decreases were 5.5% and 5.0% of the respective balances at June 30, 1998. The inventory balance represented 5.3 months of sales in inventory which is comparable to the 8.3 months of sales in inventory at the end of the preceding year. The trade accounts receivable balance of $1.6 million represents 2.28 months of sales in comparison to 2.53 months of sales at June 30, 1998.

Current liabilities of $2,109,000 decreased $304,000 or 12.6% in comparison to the balance as of June 30, 1998. This decrease was due principally to reductions in bank indebtedness, current portion of long-term debt and accounts payable.

As of December 15, 1997 the Company renewed its working capital line of credit facility with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 14, 1998) and carries an interest rate charge at the prime rate plus 1.5% (approximately 10.0% at September 30, 1998). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, its wholly-owned Canadian subsidiary and United Kingdom branch office. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within 90 days from invoice date and 90% against insured or letter of credit backed foreign receivables. No clean-up period is required during the term of the loan. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The balance outstanding at September 30, 1998 was $960,696.

Bank  indebtedness  also includes the outstanding  balance of $28,831 US (48,140
DM) at September 30, 1998 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two points.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amount of $500,000 Canadian dollars. The loan credit facility was established to allow advance requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario, Canadian plant. The balance outstanding as of September 30, 1998 on the ODC fixed loan was $145,067 Canadian dollars ($94,700 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%. This term loan is classified as long term debt with a current portion equal to twelve months of principal payments.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, referred to Note H to the Financial Statements in Form 10-KSB). The importance of this financing is that it allows the Company to pursue its growth goals. The Company will use the financing for new product introduction and to expand its sales and marketing coverage.

If the Company has to repay some of the short term maturing debt, it will lose a substantial portion of its financial resources to pursue its current plans. Whereas there is every reason to believe that the Company can refinance its maturing debt, there is no guarantee that it will be able to do so.

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

Based on the Company's assessment to date, the Company believes that substantially all of its products are Year 2000 compliant. However, the Company faces risks to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business on a worldwide basis do not have business systems or products that comply with Year 2000 requirements. To the extent that the Company is not able to test the technology provided by third party hardware or software vendors, the Company is in the process of obtaining assurances that their systems are Year 2000 compliant. In the event any such third parties cannot, in a timely manner, provide the Company with products, services or systems that meet the Year 2000 requirements, the Company's operating results could be materially affected. Although the Company believes that the cost of Year 2000 modifications for both internal use software and systems or the Company's products are not material, there can be no assurance that various factors relating to the Year 2000 compliance issues will not have a material adverse effect on the Company's business, operating results or financial position.

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

         Not Applicable

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



                                          PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: November 10, 1998                   By: /s/ Charles G. Marianik
                                              -----------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  November 10, 1998                  By: /s/ Howard D. Zumbrun
                                              ---------------------
                                              Howard D. Zumbrun
                                              Vice President,
                                              Chief Financial Officer