Form 10QSB
period 1998-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1999-02-16
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998, or

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

The number of shares of Common Stock without par value outstanding as of December 31, 1998 was 1,169,694.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1998...............

              Consolidated Statements of Operations for the
              six months ended December 31, 1998 and 1997.......................

              Consolidated Statements of Operations for the
              quarter ended December 31, 1998 and 1997..........................

              Consolidated Statements of Cash Flows for the
              six months ended December 31, 1998 and 1997.......................

              Notes to Consolidated Financial Statements
              December 31, 1998.................................................

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

Item 4.       Submission of Matters to a Vote of Security Holders...............

Item 5.       Other Information.................................................

Item 6.       Exhibits and Reports on Form 8-K..................................


SIGNATURES .....................................................................

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                                     December 31
                                                                         1998
                                                                      ----------
                                                                     (Unaudited)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents .................................          $  289,111
 Trade accounts receivable, less allowance
  of $42,974................................................           1,296,665
 Inventory
   Finished goods ..........................................             569,958
   Work in process .........................................             244,653
   Raw materials ...........................................             799,234
                                                                      ----------
                                                                       1,613,845

Prepaid expenses and other current assets ..................             320,846
                                                                      ----------
                    TOTAL CURRENT ASSETS ...................           3,520,467

PROPERTY AND EQUIPMENT
 Furniture and fixtures ....................................             153,135
 Machinery and equipment ...................................           2,387,573
                                                                      ----------
                                                                       2,540,708
LESS: Accumulated depreciation .............................           1,839,474
                                                                      ----------
                                                                         701,234

DEFERRED INCOME TAX ASSET ..................................             129,758

OTHER ASSETS ...............................................           1,460,403
                                                                      ----------
                                                                      $5,811,862
                                                                      ==========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                                     December 31
                                                                        1998
                                                                     -----------
                                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness .........................................       $   775,512
  Accounts payable ..........................................           576,946
  Deferred income ...........................................             4,220
  Deposits ..................................................            77,943
  Accrued expenses ..........................................           159,903
  Current portion of long term debt .........................           202,613
                                                                    -----------
               TOTAL CURRENT LIABILITIES ....................         1,797,137

LONG TERM DEBT ..............................................         1,533,612

PREFERRED SHARES - Canadian Subsidiary ......................         1,958,147

SHAREHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 122,783 shares in treasury ...................         6,307,785
  Accumulated deficit .......................................        (5,259,345)
  Treasury stock, at cost ...................................           (52,907)
  Cumulative foreign currency translation adjustment ........          (472,567)
                                                                    -----------
               TOTAL SHAREHOLDERS' EQUITY ...................           522,966
                                                                    -----------

                                                                    $ 5,811,862
                                                                    ===========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Six Months Ended
                                                          December 31,
                                                 ------------------------------
                                                    1998                1997
                                                 -----------        -----------
REVENUES
  Net sales ..............................       $ 3,858,058        $ 4,013,074
  Other income ...........................            94,811             37,254
                                                 -----------        -----------
                                                   3,952,869          4,050,328

COSTS AND EXPENSES
  Cost of products sold ..................         1,679,988          1,749,609
  Selling, general and administrative ....         1,505,037          1,974,446
  Research and development ...............           291,982            444,549
  Interest ...............................           135,176            145,037
  Depreciation and amortization ..........           347,566            319,768
  Foreign exchange loss ..................            20,051             14,305
                                                 -----------        -----------
                                                   3,979,800          4,647,714
                                                 -----------        -----------

Loss before income taxes .................           (26,931)          (597,384)

Income taxes .............................            14,000                  0
                                                 -----------        -----------

Net loss .................................       ($   40,931)       ($  597,384)
                                                 ===========        ===========

Net loss per common share ................       ($      .04)      ($      .51)
                                                 ===========        ===========

Weighted average number of common
 shares outstanding ......................         1,168,525          1,164,070
                                                 ===========        ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                          December 31,
                                                 ------------------------------
                                                     1998               1997
                                                 -----------        -----------
REVENUES
  Net sales ..............................       $ 1,745,263        $ 1,964,289
  Other income ...........................            85,363              9,807
                                                 -----------        -----------
                                                   1,830,626          1,974,096

COSTS AND EXPENSES
  Cost of products sold ..................           745,171            913,398
  Selling, general and administrative ....           785,069            969,888
  Research and development ...............           142,534            260,147
  Interest ...............................            65,917             49,897
  Depreciation and amortization ..........           172,475            163,757
  Foreign exchange loss (gain) ...........            10,451             15,095
                                                 -----------        -----------
                                                   1,921,617          2,372,182
                                                 -----------        -----------

Loss before income taxes .................          (90,991)           (398,084)

Income taxes .............................           10,500                   0
                                                 -----------        ===========

Net loss..................................       ($  101,491)       ($  398,084)
                                                 ===========        ===========

Net loss per common share ................       ($      .09)       ($      .34)
                                                 -----------        ===========

Weighted average number of common
 shares outstanding ......................         1,169,694          1,164,731
                                                 ===========        ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Six Months Ended
                                                                       December 31,
                                                              ----------------------------
OPERATING ACTIVITIES:                                             1998            1997
                                                              -----------      -----------
Net loss.................................................     ($   40,931)     ($  597,384)
Adjustments  to  reconcile  net  income  (loss)
  to net cash  provided  (used) by
  operating activities:
    Depreciation and amortization .......................          94,240           91,684
    Goodwill amortization ...............................          79,520           74,393
    Amortization-Other Intangible Assets ................         173,806          153,691
    Decrease in deferred income taxes ...................          14,000                0
Changes in operating assets and liabilities
    Decrease in trade accounts receivable ...............         408,375          681,420
    Decrease (increase) in inventory ....................         126,280         (253,588)
    Increase in prepaid expenses and other current assets         (74,695)        (104,857)
    Decrease (increase) in other assets .................          12,274           (6,945)
    Decrease in accounts payable, deposits and accrued
       liabilities.......................................        (220,950)        (244,136)
    Increase (decrease) in deferred income ..............         (25,299)          44,497
                                                              -----------      -----------
         Net cash provided (used) by operating activities         546,620         (161,225)

INVESTING ACTIVITIES:
   Purchase of property and equipment ...................         (16,923)         (14,946)
   Capitalized software .................................         (41,535)         (48,442)
                                                              -----------      -----------
         Net cash used by investing activities ..........         (58,458)         (63,388)
                                                              -----------      -----------
FINANCING ACTIVITIES:
  Additional costs from issuance of preferred
    shares - Canadian subsidiary ........................                           (3,990)
  Payment on notes payable to Bank ......................        (318,163)        (147,608)
  Payment of long term debt .............................        (196,158)        (211,397)
  Proceeds from issuance of common stock-Employee
   Stock Purchase Plan ..................................           3,478            4,869
                                                              -----------      -----------
         Net cash used by financing activities ..........        (510,843)        (358,126)

  Effect of exchange rate changes on cash ...............          53,785           (7,803)
                                                              -----------      -----------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS ..................................          31,104         (590,542)

CASH AND CASH EQUIVALENTS-BEGINNING .....................         258,007        1,367,703
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS-ENDING ........................     $   289,111      $   777,161
                                                              ===========      ===========
Supplemental disclosure of cash paid
  Interest ..............................................     $   133,372      $   119,170

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1998.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE C -- COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) NO. 130, "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholer changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders. Total comprehensive income for the second quarter and six months of Fiscal 1999 and 1998 was as follows:

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998

NOTE C -- COMPREHENSIVE INCOME cont'd.


                                                         Six Months Ended
                                                            December 31
                                                        1998             1997
                                                     ---------        ---------

Net loss .....................................       ($ 40,931)       ($597,384)
Foreign currency translations adjustment .....          66,790           10,460
                                                     ---------        ---------

Total comprehensive income (loss) ............       $  25,859        ($586,924)



                                                         Three Months Ended
                                                            December 31
                                                        1998             1997
                                                     ---------        ---------

Net loss .....................................       ($101,491)       ($398,084)
Foreign currency translations adjustment .....          (6,562)          (3,317)
                                                     ---------        ---------

Total comprehensive income (loss) ............       ($108,053)       ($401,401)

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the quarter and the six months ended December 31, 1998 of $1.7 million and $3.9 million, respectively, decreased $219,000 or 11.2% and $155,000 or 3.9%, respectively, compared to the same periods of fiscal 1998. The decreases reflect the impact of product orders received late in the quarter which have a 45-60 day lead time to produce and ship to customers.

Total revenues for the quarter and six months ended December 31, 1998 of $1.8 million and $4.0 million, respectively, which include net sales and other income, decreased $143,000 or 7.2% and $97,000 or 2.4%, respectively, compared to the same periods of fiscal 1998. This performance reflects both the lower net sales impact which was offset by an increase in other income. Other income for the first six months of fiscal 1999 increased by $58,000 or 154.5% primarily due to revenue recognition of certain customer deposits.

Cost of products sold for the second quarter of fiscal 1999 was $745,000 or 42.7% of net sales, which compares to $913,000 or 46.5% of net sales for the same period of fiscal 1998. The decrease of $168,000 or 8.6% was primarily due to decreased net sales and costs related to plant production operation and shipping costs. Cost of products sold for the six months ended December 31, 1998 was $1.7 million, or 43.5% of net sales compared to $1.7 million or 43.4% of net sales for the same period of fiscal 1998.

Selling (including marketing), general and administrative expenses of $785,000 for the second quarter and $1.5 million for the six months ended December 31, 1998 decreased $185,000 or 19.1% and $469,000 or 23.8%, respectively, for the comparable periods of fiscal 1998. These expenses as a percentage of net sales decreased from 49.4% to 45% in the second quarter and from 49.2% to 39% for the six-month period. The decrease in selling, general and administrative expenses as a percentage of net sales in the second quarter and the six-month period primarily reflect decreased selling and marketing expenses for advertising and trade shows. These costs are expected to remain level for the remainder of the fiscal year.

Research and development expenses for the second quarter and six months ended December 31, 1998 were $143,000 or 8.2% of net sales and $292,000 or 7.6% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $260,000 or 13.2% net sales for the quarter and $445,000 or 11.1% of net sales for the six month period. An additional $42,000 of software development expenses, which 1.0% of net sales, was capitalized for the six months ended December 31, 1998 as compared to $48,000 for the same prior year period. These expenses are due to the level of project activity for new products.

Interest expense for the six months ended December 31, 1998 of $135,000 decreased $10,000 or 6.8% in comparison to the prior fiscal year. Interest expense for the second quarter of $66,000 increased $16,000 or 32.1% in comparison to the same period in fiscal 1998.

Depreciation and amortization of $172,000 for the second quarter and $348,000 for the six months ended December 31, 1998 increased $8,000 or 5.3% and $28,000 or 8.7%, respectively, in comparison to the same periods in fiscal 1998. This increase was primarily due to the impact of higher amortization of software development costs.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Foreign exchange losses for the quarter and six months ended December 31, 1998 of $10,000 and $20,000, respectively, compares to losses of $15,000 and $14,000 in the prior fiscal year due to a mix of transactional activity.

Income taxes for the second quarter and six months ended December 31, 1998 were $10,000 and $14,000, respectively, resulting from the recognition of certain deferred tax assets that will expire in the current fiscal year. No tax provision has been provided in the prior fiscal periods as a result of the expected applications of the net losses carrying forward from prior periods.

The Company reported a net loss of $101,000 for second quarter, compared to a net loss of $398,000 for the second quarter of the prior fiscal year. For the six months ended December 31, 1998 the net loss was $41,000 in comparison to a net loss of $597,000 for the same period in fiscal 1998. The reduction of selling, general and administrative expenses, and research and development expenses discussed above were major impacts on income.

The resulting loss per share performance based on the number of common shares outstanding for each period was $(.09) and $(.04) per share for the quarter and six months ended December 31, 1998, in comparison to $(.34) and $(.51) loss per share for the same prior year period.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at December 31, 1998 was $1,723,000 compared to $1,536,000 at June 30,1998; an increase of $187,000 or 12.2%.

Current assets of $3,520,000 decreased $429,000 or 10.9% from June 30, 1998. This change primarily reflects decreases of $409,000 and $126,000 in accounts receivable and inventory, respectively. The decreases were 24.0% and 7.3% of the respective balances at June 30, 1998. The inventory balance represented 5.3 months of sales in inventory, which is comparable to the 5.6 months of sales in inventory at the end of the preceding year. The trade accounts receivable balance of $1.3 million represents 2.28 months of sales in comparison to 2.53 months of sales at June 30, 1998.

Current liabilities of $1,797,000 decreased $616,000 or 25.5% in comparison to the balance as of June 30, 1998. This decrease was due principally to reductions in bank indebtedness, current portion of long term debt, trade accounts payable and customer deposits.

As of December 15, 1998 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 14, 1999) and carries an interest rate at the prime rate plus 1.5% (approximately 9.25% at December 31, 1998). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. No clean up period is required during the term of the loan. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The balance outstanding at December 31, 1998 was $754,263.

Bank  indebtedness  also includes the outstanding  balance of $21,249 US (35,173
DM) at December 31, 1998 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two
(2) points.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,000 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Venture Fund, Inc., a capital fund of Covington Capital Corporation ("Covington Capital" (the "Covington Agreement"). This subordinated debt has a term of five (5) years at an interest rate of 12% per annum. This financing was an important source of funds which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions.

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amounts of $500,000 Canadian dollars. The loan credit facility was established to allow production requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario plant. The balance outstanding as of December 31, 1998 on the ODC fixed loan was $112,511 Canadian dollars ($72,637 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%. This term loan is classified as long term debt with a current portion equal to twelve (12) months of principal payments.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, referred to Note H to the Financial Statements in Form 10-KSB). The importance of this financing is that it allows the Company to pursue its growth goals. The Company will use the financing for new product introduction and to expand it sales and marketing coverage.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities.

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of shareholders on Friday, December 11, 1998. The only matter considered and voted upon at the meeting was the election of two directors for a three-year term each.

         The voting for the directors: Ronald J. Kovach and Charles G. Marianik was 1,097,618 shares for, 0 shares against and 27 shares withheld.

Item 5.  Other Information.

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (27) Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: February 12, 1999                  By:  /s/ Charles G. Marianik
                                              -----------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  February 12, 1999                 By:  /s/ William J. Hiltner, III
                                              ---------------------------
                                              William J. Hiltner, III
                                              Corporate Controller