Form 10QSB
period 1999-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1999-05-14
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999, or

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

                    Yes [ X ]        No [   ]


The number of shares of Common Stock without par value outstanding as of March 31, 1999 was 1,169,694.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements:                                         Page

              Consolidated Balance Sheets as of March 31, 1999...........   3-4

              Consolidated Statements of Operations for the
              nine months ended March 31, 1999 and 1998..................   5

              Consolidated Statements of Operations for the
              quarter ended March 31, 1999 and 1998......................   6

              Consolidated Statements of Cash Flows for the
              nine months ended March 31, 1999 and 1998..................   7

              Notes to Consolidated Financial Statements
              March 31, 1999.............................................   8-9

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............  10-13
PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..........................................   14

Item 2.       Changes in Securities......................................   14

Item 3.       Defaults Upon Senior Securities............................   14

Item 4.       Submission of Matters to a Vote of Security Holders........   14

Item 5.       Other Information..........................................   14

Item 6.       Exhibits and Reports on Form 8-K...........................   14


SIGNATURES ..............................................................   15

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                                       March 31
                                                                         1999
                                                                      ----------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents .................................          $  119,102
 Trade accounts receivable, less allowance
  of $48,757 ...............................................           1,264,694
 Inventory
   Finished goods ..........................................             522,560
   Work in process .........................................             218,089
   Raw materials ...........................................             858,223
                                                                      ----------
                                                                       1,598,872

Prepaid expenses and other current assets ..................             282,573
                                                                      ----------
                    TOTAL CURRENT ASSETS ...................           3,265,241

PROPERTY AND EQUIPMENT
 Furniture and fixtures ....................................             243,651
 Machinery and equipment ...................................           2,297,284
                                                                      ----------
                                                                       2,540,935
LESS: Accumulated depreciation .............................           1,894,510
                                                                      ----------
                                                                         646,425

DEFERRED INCOME TAX ASSET ..................................             119,258

OTHER ASSETS ...............................................           1,343,508
                                                                      ----------
                                                                      $5,374,432
                                                                      ==========

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued


                                                                      March 31
                                                                        1999
                                                                    -----------
                                                                    (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness .........................................       $   736,884
  Accounts payable ..........................................           422,171
  Deposits ..................................................            71,786
  Accrued expenses ..........................................           186,074
  Current portion of long term debt .........................           177,413
                                                                    -----------
               TOTAL CURRENT LIABILITIES ....................         1,594,328

LONG TERM DEBT ..............................................         1,516,459

PREFERRED SHARES - Canadian Subsidiary ......................         1,958,147

SHAREHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 122,783 shares in treasury ...................         6,307,785
  Accumulated deficit .......................................        (5,426,936)
  Treasury stock, at cost ...................................           (52,907)
  Cumulative foreign currency translation adjustment ........          (522,444)
                                                                    -----------
               TOTAL SHAREHOLDERS' EQUITY ...................           305,498
                                                                    -----------

                                                                    $ 5,374,432
                                                                    ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Nine Months Ended
                                                             March 31,
                                                 ------------------------------
                                                     1999               1998
                                                 -----------        -----------
REVENUES
  Net sales ..............................       $ 5,711,803        $ 5,983,247
  Other income ...........................           113,365             38,588
                                                 -----------        -----------
                                                   5,825,168          6,021,835

COSTS AND EXPENSES
  Cost of products sold ..................         2,521,051          2,633,660
  Selling, general and administrative ....         2,300,650          3,055,682
  Research and development ...............           430,544            553,708
  Interest ...............................           203,389            210,941
  Depreciation and amortization ..........           524,335            458,349
  Foreign exchange loss ..................            29,222             15,507
                                                 -----------        -----------
                                                   6,009,191          6,927,847
                                                 -----------        -----------

Loss before income taxes .................          (184,023)          (906,012)

Income taxes .............................            24,500              - 0 -
                                                 -----------        -----------

Net loss .................................       ($  208,523)       ($  906,012)
                                                 ===========        ===========

Net loss per common share ................       ($      .18)       ($      .78)
                                                 ===========        ===========

Weighted average number of common
 shares outstanding ......................         1,168,915          1,164,290
                                                 ===========        ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                       Three Months Ended
                                                           March 31,
                                                 ------------------------------
                                                     1999               1998
                                                 -----------        -----------
REVENUES
  Net sales ..............................       $ 1,853,745        $ 1,970,173
  Other income ...........................            18,554              1,334
                                                 -----------        -----------
                                                   1,872,299          1,971,507

COSTS AND EXPENSES
  Cost of products sold ..................           841,063            884,051
  Selling, general and administrative ....           795,613          1,081,236
  Research and development ...............           138,562            109,159
  Interest ...............................            68,213             65,904
  Depreciation and amortization ..........           176,769            138,581
  Foreign exchange loss ..................             9,171              1,202
                                                 -----------        -----------
                                                   2,029,391          2,280,133
                                                 -----------        -----------

Loss before income taxes .................          (157,092)          (308,626)

Income taxes .............................            10,500                -0-

Net loss .................................       ($  167,592)       ($  308,626)
                                                 ===========        ===========

Net loss per common share ................       ($      .14)       ($      .27)
                                                 -----------        ===========

Weighted average number of common
 shares outstanding ......................         1,169,694          1,164,731
                                                 -----------        ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                                    Nine Months Ended
                                                                       March 31,
                                                              ----------------------------
OPERATING ACTIVITIES:                                            1999              1998
                                                              -----------      -----------
Net loss ................................................     ($  208,523)     ($  906,012)
Adjustments  to  reconcile  net  income  (loss)
  to net cash  provided  (used) by
  operating activities:
    Depreciation and amortization .......................         145,897          136,954
    Goodwill amortization ...............................         108,385          101,236
    Amortization-Other Intangible Assets ................         270,053          220,159
    Decrease in deferred income taxes ...................          24,500                0
Changes in operating assets and liabilities
    Decrease in trade accounts receivable ...............         440,346          452,913
    Decrease (increase) in inventory ....................         141,253         (217,849)
    Increase in prepaid expenses and other current assets         (36,422)         (61,761)
    Decrease (increase) in other assets .................          17,011           14,059
    Decrease in accounts payable, deposits
       and accrued liabilities ..........................        (354,607)         (79,443)
    Increase (decrease) in deferred income ..............         (30,622)           8,204
                                                              -----------      -----------
         Net cash provided (used) by operating activities         517,271         (331,540)


INVESTING ACTIVITIES:
   Purchase of property and equipment ...................         (19,812)         (19,638)
   Capitalized software .................................         (59,052)        (159,059)
                                                              -----------      -----------
         Net cash used by investing activities ..........         (78,864)        (178,697)
                                                              -----------      -----------

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (continued)
                                                                    Nine Months Ended
                                                                       March 31,
                                                              ----------------------------
FINANCING ACTIVITIES:                                            1999              1998
                                                              -----------      -----------
  Additional costs from issuance of preferred
    shares - Canadian subsidiary ........................                           (3,990)
  Payment on notes payable to Bank ......................        (356,791)        (151,803)
  Payment of long term debt .............................        (238,510)        (260,661)
  Proceeds from issuance of common stock-Employee
   Stock Purchase Plan ..................................           3,478            4,869
                                                              -----------      -----------
         Net cash used by financing activities ..........        (591,823)        (411,585)

  Effect of exchange rate changes on cash ...............          14,511          (33,466)
                                                              -----------      -----------
DECREASE IN CASH
  AND CASH EQUIVALENTS ..................................        (138,905)        (955,288)

CASH AND CASH EQUIVALENTS-BEGINNING .....................         258,007        1,367,703
                                                              -----------      -----------

CASH AND CASH EQUIVALENTS-ENDING ........................     $   119,102      $   412,415
                                                              ===========      ===========
Supplemental disclosure of cash paid
  Interest ..............................................     $   201,978      $   226,230

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1998.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE C - COMPREHENSIVE INCOME

In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires disclosure of total non-stockholder changes in equity in interim periods and additional disclosures of the components of non-stockholder changes in equity on an annual basis. Total non-stockholder changes in equity includes all changes in equity during a period except those resulting from fiscal investments by and distributions to stockholders. Total comprehensive income for the third quarter and nine months of Fiscal 1999 and 1998 was as follows:

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS cont'd

March 31, 1999

NOTE C - COMPREHENSIVE INCOME cont'd.

                                                Nine Months Ended
                                                    March 31
                                            ------------------------
                                               1999          1998
                                            ---------      ---------
Net loss ..............................     ($208,523)     ($906,012)
Foreign currency translation adjustment        16,913        (12,603)
                                            ---------      ---------

Total comprehensive income (loss) .....     ($191,610)     ($918,615)


                                               Three Months Ended
                                                    March 31
                                            ------------------------
                                               1999          1998
                                            ---------      ---------
Net loss                                    ($167,592)     ($308,626)
Foreign currency translation adjustment       (49,877)       (23,063)
                                            ----------     ----------

Total comprehensive income (loss)           ($217,469)     ($331,689)

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter and the nine months ended March 31, 1999 of $1.9 million and $5.7 million, respectively, decreased $116,000 or 5.9% and $271,000 or 4.5%, respectively, compared to the same periods of fiscal 1998. The decreases reflect the impact of product orders received late in the quarter which have a 45-60 day lead time to produce and ship to customers.

Total revenues for the quarter and nine months ended March 31, 1999 of $1.9 million and $5.8 million, respectively, which include net sales and other income, decreased $99,000 or 5.0% and $197,000 or 3.3%, respectively, compared to the same periods of fiscal 1998. This performance reflects both the lower net sales impact which was offset by an increase in other income. Other income for the first nine months of fiscal 1999 increased by $75,000 or 193.8% primarily due to revenue recognition of certain customer deposits.

Cost of products sold for the third quarter of fiscal 1999 was $841,000 or 45.3% of net sales, which compares to $884,000 or 45.0% of net sales for the same period of fiscal 1998. The decrease of $43,000 or 4.9% was primarily due to decreased net sales and costs related to plant production operation and shipping costs. Cost of products sold for the nine months ended March 31, 1999 was $2.5 million, or 44.1% of net sales compared to $2.6 million or 44.0% of net sales for the same period of fiscal 1998.

Selling (including marketing), general and administrative expenses of $796,000 for the third quarter and $2.3 million for the nine months ended March 31, 1999 decreased $285,000 or 26.3% and $755,000 or 24.7%, respectively, for the comparable periods of fiscal 1998. These expenses as a percentage of net sales decreased from 54.9% to 42.9% in the third quarter and from 51.1% to 40.3% for the nine-month period. The decrease in selling, general and administrative expenses as a percentage of net sales in the third quarter and the nine-month period primarily reflect decreased selling and marketing expenses for advertising and trade shows. These costs are expected to remain level for the remainder of the fiscal year.

Research and development expenses for the third quarter and nine months ended March 31, 1999 were $139,000 or 7.5% of net sales and $431,000 or 7.5% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $109,000 or 5.5% net sales for the quarter and $554,000 or 9.3% of net sales for the nine month period. An additional $59,000 of software development expenses, which 1.0% of net sales, was capitalized for the nine months ended March 31, 1999 as compared to $159,000 for the same prior year period. These expenses are due to the level of project activity for new products.

Interest expense for the nine months ended March 31, 1999 of $203,000 decreased $8,000 or 3.6% in comparison to the prior fiscal year. Interest expense for the third quarter of $68,000 increased $2,000 or 3.5% in comparison to the same period in fiscal 1998.

Depreciation and amortization of $177,000 for the third quarter and $524,000 for the nine months ended March 31, 1999 increased $38,000 or 27.3% and $66,000 or 14.4%, respectively, in comparison to the same periods in fiscal 1998. This increase was primarily due to the impact of higher amortization of software development costs.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------------------

Foreign exchange losses for the quarter and nine months ended March 31, 1999 of $9,000 and $29,000, respectively, compares to losses of $1,000 and $16,000 in the prior fiscal year due to a mix of transactional activity.

Income taxes for the third quarter and nine months ended March 31, 1999 were $10,000 and $25,000, respectively, resulting from the recognition of certain deferred tax assets that will expire in the current fiscal year. No tax provision has been provided in the prior fiscal periods as a result of the expected applications of the net losses carrying forward from prior periods.

The Company reported a net loss of $168,000 for third quarter, compared to a net loss of $309,000 for the third quarter of the prior fiscal year. For the nine months ended March 31, 1999 the net loss was $209,000 in comparison to a net loss of $906,000 for the same period in fiscal 1998. The reduction of selling, general and administrative expenses, and research and development expenses discussed above were major impacts on income.

The resulting loss per share performance based on the number of common shares outstanding for each period was $(.14) and $(.18) per share for the quarter and nine months ended March 31, 1999, in comparison to $(.27) and $(.78) loss per share for the same prior year period.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital of the Company at March 31, 1999 was $1,671,000 compared to $1,536,000 at June 30,1998; an increase of $135,000 or 8.8%.

Current assets of $3,265,000 decreased $684,000 or 17.3% from June 30, 1998. This change primarily reflects decreases of $139,000, $441,000 and $141,000 in cash, accounts receivable, and inventory, respectively. The decreases were 53.8%, 25.8% and 7.3% of the respective balances at June 30, 1998. The inventory balance represented 5.7 months of sales in inventory, which is comparable to the
5.6 months of sales in inventory at the end of the preceding year. The trade accounts receivable balance of $1.3 million represents 1.96 months of sales in comparison to 2.53 months of sales at June 30, 1998.

Current liabilities of $1,594,000 decreased $819,000 or 33.9% in comparison to the balance as of June 30, 1998. This decrease was due principally to reductions in bank indebtedness, current portion of long term debt, trade accounts payable and customer deposits.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

As of December 15, 1998 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 14, 1999) and carries an interest rate at the prime rate plus 1.5% (approximately 9.25% at March 31, 1999). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. No clean up period is required during the term of the loan. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt. The balance outstanding at March 31, 1999 was $661,541.

Bank indebtedness  also includes the outstanding  balance of $75,343 US (137,488
DM) at March 31, 1999 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two
(2) points.

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

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amounts of $500,000 Canadian dollars. The loan credit facility was established to allow production requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario plant. The balance outstanding as of March 31, 1999 on the ODC fixed loan was $79,409 Canadian dollars ($52,529 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, referred to Note H to the Financial Statements in Form

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

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


YEAR 2000 ISSUE
---------------

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
---------------------------

         Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Changes in Securities.
-------------------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         Not Applicable

Item 5.  Other Information.
---------------------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits

                  (27) Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: May 12, 1999                       By:  /s/ Charles G. Marianik
                                              ------------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  May 12, 1999                      By:  /s/ William J. Hiltner, III
                                              ---------------------------
                                              William J. Hiltner, III
                                              Corporate Controller