Form 10KSB
period 1999-06-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1999-09-28
CIK 808338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from                     to

                      Commission File Number: 33-10943-NY

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

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

         State issuer's revenues for its most recent fiscal year.  $8,087,939

         As of September 22, 1999, the registrant had 1,173,929 shares of its Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $446,093.

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

PTI at the start of the 1998 fiscal year has reorganized its product line, into seven product lines.

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

Product Group III - Microscope Accessories

PTI has had to develop specialized building blocks for use with microscopes for its systems. Prior to the 1999 fiscal year, PTI had not offered these components as individual units. They were sold exclusively in PTI's systems. By popular demand, PTI has elected to offer these units as components in a separate product line, since the market for such products is different from the OBB line.

The product line contains microscope illuminators and detectors that can be used with most of the popular manufactured microscopes.

Product Group IV - Ratio-Fluorescence Systems (excluding imaging) - RatioMaster

This is PTI's first systems line, introduced in 1987. The line is composed of systems that can detect various ions, or fluorescent labeled compounds, generally found in living organisms. These have a wide range of applications in the medical, life science and pharmaceutical areas. They are currently used for research applications to diagnose diseases, monitor drug effects, or to understand various functions of living organisms. The systems can be used to study, in-vitro: tissues, cells, single cells or even events happening at sub-cellular levels.

PTI is well recognized as a scientific leader in this field. The recently introduced RAM technology, developed with the MLTV funding, once again makes PTI a technological leader in this area.

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

PTI's modular architecture and price is unique in this market. PTI had not had the necessary financial resources to properly promote this product. With the new financing in 1997, (refer to Note I in Financial Statements) PTI has placed more emphasis on this product line.

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

Proprietary Rights

PTI is a registered trademark of the Company. In addition: FeliX, TimeMaster, QuantaMaster, RatioMaster, Deltascan, PowerArc, PowerFilter, DeltaRam, ImageMaster are registered. The Company endeavors to maintain its know-how and technologies as trade secrets. The Company has one U.S. patent on each of the current Deltascan(TM), RatioMaster(TM) and the TimeMaster(TM) Fluorescence Lifetime systems, with expiration dates ranging from 2005 to 2007. The Company has received US patent protection on the RAM technology. The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.


Research and Development

PTI believes that its key strength is its product research. In 1999, the Company spent $603,303 (1998-$719,019) or approximately 7.5% (1998 - 8.9%) of total revenues on research and development. This is above the average by other companies in PTI's industry. PTI not only spends monies for developing new products but is also coming up with new ways to decrease costs while maintaining or even improving existing product performance.

Research and development was in four primary areas in the last three years:

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

         The RAM Project

The Company has invested heavily in the commercialization of products developed under the RAM technology that was developed with the MLTV financing. This technology offers a lot of unique benefits that will be utilized in virtually all of the current systems lines and will also lead to new products in the future. PTI has received US patent protection for the RAM technology. Currently, the Company is already successfully using one of the products in the RatioMaster and ImageMaster systems lines.

Backlog

The Company's backlog consists of orders scheduled for delivery within three months. As of June 30, 1999, the Company backlog was $1,347,329 as compared with $863,093 as of June 30, 1998.


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

Human Resources

As of fiscal year ended June 30, 1999, the Company has 51 full-time employees, 20 of whom are employed in the United States, 23 of whom are employed by the Canadian Subsidiary in London, Ontario, Canada, 4 of whom are employed in the London, England sales office and 2 of whom are employed in the Munich, Germany sales/service office and 2 in the Copenhagen, Denmark sales/service office. The total employees consist of 22 in manufacturing/operations, 14 in sales and marketing, 5 in product development and 10 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.


ITEM 2.       DESCRIPTION OF PROPERTY

The Company leases a total of approximately 18,000 square feet in manufacturing, administrative, sales and research and development office space in Monmouth Junction, New Jersey and London, Ontario. The 9,000 square foot lease in New Jersey is for a period of three years, expiring in 2000. The lease for the 9,000 square feet in London, Ontario expires in 1999, but the Company currently plans to renew this lease for an additional two years. Additionally, the Company leases sales offices in, Denmark, England and Germany. The London, England sales office is approximately 3,000 square feet and has a lease term which expires October 2003 and the Wedel, Germany (Hamburg area) administrative office is approximately 4,000 square feet and has a lease term which expires September 2001, the Seefeld, Germany (Munich area) sales/service office is approximately 1,100 square feet and has a lease term which expires August 2001, and the Copenhagen, Denmark sales/service office is approximately 700 square feet and has a renewable quarterly occupancy.


ITEM 3.       LEGAL PROCEEDINGS

There are no material pending legal proceedings involving the Company or any of its properties.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

The Company's common stock commenced trading in the over-the-counter market under the NASDAQ symbol "PHON" on February 9, 1987. In August 1992, the Company's common stock was delisted from The NASDAQ Small Cap Market and is now traded on the OTC Bulletin Board under the symbol "PHTO".

                                             QUARTERLY COMMON STOCK PRICE RANGES

                                             Fiscal 1999                              Fiscal 1998
                                             -----------                              -----------
   Quarter                            High                 Low                 High                 Low
   -------                            ----                 ---                 ----                 ---

1st (Jul. 1-Sep. 30)                  3 1/4                1 1/4               4                    3
2nd (Oct. 1-Dec. 31)                  2 1/4                13/16               5                    2
3rd (Jan. 1-Mar. 31)                  1 1/2                5/8                 2                    2
4th (Apr. 1-Jun. 30)                  1 1/4                7/16                3 1/8                1 1/4

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 1999, the approximate number of holders of record of the common stock of the Company was 147, which does not include those owners who are registered with the Depository Trust Company.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

                  Results of Operations

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Total revenues for the fiscal 1999 of $8,087,939 increased $17,737, or 0.2%, from $8,070,202 in fiscal 1998. Net sales of $7,890,042 decreased $126,663, or
1.6%, from $8,016,705 in fiscal 1998 which reflects the impact of product orders received late in the quarter which have a 45-60 day lead time to produce and ship to customers. This performance was offset by an increase in other income. Other income for fiscal year 1999 increased by $144,400, or 269.9%, primarily due to recognition of customer deposits.

Cost of products sold for fiscal 1999 was $3,492,959, or 43.2% of total revenue, which compares to $3,712,518, or 46.3% of total revenue for fiscal 1998. The decrease of $219,559, or 5.9%, was due to both decreased net sales, and costs related to plant production operation.

Selling (including marketing), general and administrative expenses of $3,125,070 for fiscal 1999 decreased $790,493, or 20.2%, from $3,915,563 for fiscal 1998.
These expenses as a percentage of total revenue decreased from 48.5% in fiscal 1998 to 38.6% in fiscal 1999. The decrease of $706,113 in selling and marketing expenses in total and as a percentage of total revenue primarily reflects decreased selling and marketing expenses for advertising and trade shows.

Research and development expenses of $603,303, or 7.5% of total revenue for fiscal 1999 decreased $115,716, or 16.1%, from $719,019, or 8.9% of total revenue for fiscal 1998. An additional $65,908 of software development expenses, which represents 0.8% of total revenue, was capitalized for fiscal 1999 as compared to $187,241, or 2.3% of total revenue for fiscal 1998. These expenses are due to the level of project activity for new products.

Interest expense of $259,263 decreased $35,192, or 11.6%, from $294,455 in fiscal 1998. This decrease is due to the declining balance of outstanding bank indebtedness and long term debt throughout fiscal 1999.

Depreciation and amortization increased $88,062, or 13.6%, from $645,241 in fiscal 1998 to $733,303 in fiscal 1999. This increase was primarily due to the impact of higher amortization of software development costs capitalized in prior fiscal years.

Foreign exchange losses in fiscal 1999 of $19,904 compares to losses of $17,347 in the prior fiscal year due to a mix of transactional activity.

Income taxes for the fiscal 1999 were $143,758 resulting from the reduction of deferred tax assets due to the utilization of available net-operating losses in Canada.

The Company reported a net loss of $289,621 for fiscal 1999, compared to a net loss of $1,233,941 for fiscal 1998. The reduction of costs of products, selling, general and administrative expenses, and research and development expenses discussed above were major impacts on income.

The resulting loss per share performance based on the number of common shares outstanding for each fiscal year was $(0.25) in 1999 and $(1.06) in 1998.

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

Year 2000 Issue

The Company has been and is currently continuing to assess the potential impact of the Year 2000 issue on the Company's operations. This assessment is concentrated into three main areas; compliance of the Company's products and software, evaluation of the Company's internal computers and information systems, and assessments of third parties critical with regard to the Company's operations.

All the Company's software stores the year as a four digit code, and consequently is unaffected by the Year 2000 issue. The date and time stamps are provided by the users' MS-DOS and Windows operating systems. These are not expected to have problems until the year 2099. However, the Company cannot assure any of its customers that problems will not be encountered with its products if these organizations have not properly assessed the readiness of their internal systems.

The Company has been assessing its computer systems and operations related software used at all of its locations. To the extent that the Company is not able to test the technology provide by third party hardware or software vendors, the Company is in the process of obtaining assurances that their systems are Year 2000 compliant. Currently, the Company believes all its computer systems will be in compliance and has received obtained assurances from several of its key software vendors that their products will be compliant.

The Company is also assessing the impact on its operations of the Year 2000 readiness of key vendors and suppliers, several product distributors, and financial services organizations. When possible the Company has received assurances from several key organizations that their systems will be compliant. The failure of key companies in any one of these areas to adequately address and remedy their Year 2000 readiness could have a material impact on the Company's operating results and financial condition.

The resources available to the Company to address the compliance capability of several of these key organizations are limited. Therefore the Company must rely upon statements of assurances provided by these organizations which have far greater resources than the Company and have invested significant resources to address the compliance issues of their internal systems, and products and services. Such areas of concern include, but are not limited to, public utilities, local and long distance telephone services, telephone systems, banking services, commercial and public parcel carriers, and commercial airline travel. At this time the Company does not believe there will be any disruption of services in these areas.

In addition, it is unforeseen how the Year 2000 issue may impact the Company's customers' purchasing patterns. Currently, the Company has not experienced any negative impact that could potentially arise if customers shift their resources to remedy their internal systems or delay purchasing the Company's products as the calendar year progresses. Possible decreases in future revenues resulting from these circumstances could have a material impact on the Company's operating results and financial condition.

The Company believes that the cost of any Year 2000 modifications for both internal use software and systems or the Company's products is not material. (The Company estimates the expenditures relating to Year 2000 issues have not exceeded $100,000) However, there can be no assurance that the various factors discussed above relating to the Year 2000 compliance issues will not have a material adverse effect on the Company's operating results and financial position.

The Company currently has not developed nor implemented any Year 2000 contingency plans to date. However, the Company believes that it would be able to maintain operations at level sufficient to conduct necessary business functions.

Liquidity and Capital Resources

The working capital of the Company at June 30, 1999 was $1,843,225 compared to $1,536,497 at June 30, 1998, an increase of $306,728, or 20.0%.

Current assets of $3,282,843 decreased $666,480, or 16.9%, from June 30, 1998. This change primarily reflects decreases of $468,312 and $137,073 in accounts receivable and inventory, respectively. The decreases were 27.5% and 7.9% of the respective balances at June 30, 1998. The inventory balance represented 5.5 months of sales in inventory, which is comparable to the 5.6 months of sales in inventory at the end of the preceding year. The trade accounts receivable balance of $1.2 million represents 1.88 months of sales in comparison to 2.53 months of sales at June 30, 1998.

Current liabilities of $1,439,618 decreased $973,208, or 40.3%, in comparison to the balance as of June 30, 1998. This decrease was due principally to reductions in bank indebtedness, current portion of long term debt, trade accounts payable and deferred revenue. These decreases were $555,864, $94,340, $212,177, and $118,296 of the respective balances, or 50.8%, 37.2%, 29.4%, and 70.4%, respectively.

As of December 14, 1998 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 13, 1999) and carries an interest rate at the prime rate plus 1.5% (9.25% at June 30, 1999). Interest is due a payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at June 30, 1999 was $537,811. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt.

Bank indebtedness normally includes the outstanding balance drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. However, as of June 30, 1999 there was no outstanding balance on this credit facility. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two (2) points. (The interest rate charged by Stadparkasse Bank as of June 30, 1999 was 8.75%)

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,731 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Venture Fund, Inc., a capital fund of Covington Capital Corporation ("Covington Capital" (the "Covington Agreement"). This subordinated debt has a term of five (5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,231 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions. The balance as of June 30, 1999 was $1,300,000 Canadian dollars ($880,100 US).

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amounts of $500,000 Canadian dollars. The loan credit facility was established to allow production requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario plant. The balance outstanding as of June 30, 1999 on the ODC fixed loan was $45,753 Canadian dollars ($30,975 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, referred to Note I to the Financial Statements). The importance of this financing is that it allows the Company to pursue its growth goals. The Company had use this financing for new product introduction and to expand it sales and marketing coverage.

If the Company has to repay some of the short term maturing debt, it will lose a substantial portion of its financial resources to pursue its current plans. Whereas there is every reason to believe that the Company can refinance its maturing debt, there is no guarantee that it will be able to do so.

The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. The Company will continue to seek new financing if such circumstances present more attractive alternatives to the current financing arrangements. The Company cannot be certain that it will be successful in efforts to raise new funds.

Inflation

The Company believes that there has not been a significant impact from inflation on the Company's operations during the past three fiscal years.

ITEM 7.  FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Ernst & Young LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear on pages F1 through F26 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 22, 1999.

                                   MANAGEMENT

       Name                                Age                  Position
       ----                                ---                  --------
Charles G. Marianik                        53                   Chairman  of  the  Board,   President,   Chief   Executive
                                                                Officer and Director

Ronald J. Kovach                           58                   Executive Vice President, Secretary and Director
M. Grant Brown                             50                   Director
Robert E. Curry                            52                   Director
Franklin J. Iris                           69                   Director
James F. Mrazek                            58                   Director

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

M. Grant Brown became a director of the Company in December 1995. Mr. Brown was chosen by Covington Capital as their representative in fulfillment of a condition of the financing agreement between Covington Capital Corporation and the Company that a member of the Covington Capital group must be nominated by the current Board of Directors. Mr. Brown was the founding partner of Covington Capital Corporation, a venture capital company, since 1994 and Manager of the C.I. Covington Fund Inc. He was Vice Chairman of Canadian Corporation Funding LTC, a merchant bank from 1984 to 1994. Mr. Brown received an Engineering degree in 1971 and an M.B.A. degree in 1979 from McMaster University.

Robert E. Curry, Ph.D. was appointed Director in April 1996. Dr. Curry had previously served on the Board from December 1991 to July 1992, but resigned due to conflicting professional obligations at that time. Dr. Curry has been a General Partner of the Sprout Group, a venture capital company, since 1991 and responsible for M.L. Technology Venture, L.P. ("MLTV") an investor in the Company. Dr. Curry was President of Merrill Lynch R&D Management Inc. and President of Merrill Lynch Venture Capital, Inc., a predecessor to MLTV, from 1990 to 1991. Dr. Curry also serves on the Boards of Autocyte, Inc., Adeza Corp., Instrumentation Metrics, Inc., Myrotech, Corp., Prometheus, Inc. and Uresurge, Inc. Dr. Curry received a B.S. degree from the University of Illinois in 1968 and a Masters degree in 1972 and a Ph.D. in 1974 from Purdue University.

Franklin J. Iris became a member of the Board of Directors in 1987 and has been the president of Iris and Associates since 1986. His firm provides investment consulting services for venture capital and emerging grown companies in the medical industry. He was a group president of the clinical laboratory business of Becton Dickinson and Company from 1973 to 1985 and Chairman and Chief Executive Officer of Emzamatics, a medical diagnostics company from 1994 to 1995. He currently serves on the board of directors of several privately held health care companies and is Chairman and C.E.O. of Cistron Biotechnology, Inc. Mr. Iris received his B.S. degree from Fairfield University in 1953.

James F. Mrazek became a member of the Board of Directors in 1986. He presently holds the position of President and managing General Partner for the Four Corners Venture Fund. From 1990, Mr. Mrazek was the President of Carnegie Venture Resources, a consulting and venture capital firm. Previously, he was Chairman and a founding General Partner of the Edison Venture Fund after holding senior executive positions with Johnson & Johnson. Mr. Mrazek serves on the board of directors of Sepracor, Inc. and XyloMed, Inc. He received a B.A degree from St. Lawrence University in 1962 and an M.B.A. degree from Cornell University in 1964.

The Bylaws of the Company provide for a Board with a minimum of six directors and a maximum of nine directors. The Board is divided into three classes. The Board currently consists of six members.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than five percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended June 30, 1999 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than five percent beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth, for fiscal years ending June 30, 1999, 1998 and 1997, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 1999 exceeded $100,000, (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries. The following table also includes individuals who have resigned or terminated employment during the fiscal year 1999 who would otherwise have been included in such table on the basis of salary and bonus for the fiscal year:

                                                  SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                                        Annual Compensation                       Awards
                                        -------------------                       ------
NAME AND                                                        Other            Securities
PRINCIPAL                        Fiscal                         Annual         Underlying             All Other
POSITION                          Year       Salary($)       Compensation(1)     Options            Compensation(2)
--------                          ----       ---------       ---------------     -------            ---------------
Charles G. Marianik               1999       $160,000           $33,608           28,333               $37,921
Chairman, Chief                   1998       $196,927           $32,907              ---               $37,389
Executive Officer                 1997       $185,536           $28,666           24,000               $35,983
and President

Ronald J. Kovach                  1999       $115,000           $14,802            7,500               $ 6,399
Secretary and                     1998       $128,593           $18,445              ---               $ 6,202
Executive Vice                    1997       $105,863           $ 6,016           12,000               $ 5,819
President-Technology

Howard D. Zumbrun(3)(4)           1999        $50,000            $7,419              ---                   ---
Vice President and                1998        $88,378           $10,526            7,000                   ---
Chief Financial Officer

William D. Looney(3)              1997       $ 58,665           $ 3,128             ----               $ 3,369
Vice President,
Controller and
Treasurer

(1) These amounts reflect personal benefits received by each Named Executive Officer during the 1999 fiscal year. These personal benefits include payments made on behalf of those individuals for (a) disability insurance premiums, which include $1,729 for Mr. Marianik and $1,292 for Mr. Kovach; (b) medical expenses not otherwise covered by the group plan, which include $1,243 for Mr. Zumbrun; (c) auto allowance, which includes $4,504 for Mr. Marianik, $7,200 for Mr. Kovach and $3,600 for Mr. Zumbrun, and (d) all income taxes attributed to insurance and personal benefits and paid by the Company as a result of their receipt of these personal benefits, which include approximately $27,374 for Mr. Marianik, approximately $6,310 for Mr. Kovach and approximately $2,576 for Mr. Zumbrun.

(2) These amounts reflect supplemental term life insurance premiums for each Named Executive Officer which includes for the 1999 fiscal year a premium of $5,135 for Mr. Marianik and $1,737 for Mr. Kovach. For Mr. Marianik, these amounts also include the premiums of $32,786 for each fiscal year paid on a permanent-whole life insurance policy. For Mr. Kovach, these amounts also include a premium of $4,662 for a permanent-whole life policy.

(3) Mr. William D. Looney passed away in January 1997. Mr. Howard D. Zumbrun became Vice President and Chief Financial Officer on September 15, 1997.

(4) Mr. Zumbrun resigned as Vice President and Chief Financial Officer, as of December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended June 30, 1999. No stock appreciation rights were granted to these individuals during such year.

                                                    Individual Grants(1)
                                                    --------------------
                                        Number of
                                       Securities
                                       Underlying                  % of Total
                                         Options                 Options Granted          Exercise
                                         Granted                 to Employees in            Price          Expiration
       Name                                (#)(1)                  Fiscal Year           ($/Sh)(2)             Date
       ----                                ------                  -----------           ---------             ----
Charles G. Marianik                      28,333                          80%                $0.94             6/30/04
Ronald J. Kovach                          7,500                          20%                $0.85             6/30/09

-------------------
(1) All options granted to Named Executive Officer are incentive stock options under the federal tax laws and were granted on June 30, 1999. Pursuant to the option agreement evidencing these options, the options were to become exercisable in three (3) successive equal annual installments, with the first such installment to vest at the grant date.

(2) The exercise price may be paid in cash or in shares of the Company's Common Stock. Alternatively, the option may be exercised through a same-day sale program with no cash outlay required of the optionee.

                          FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 1999. None of the Named Executive Officers exercised any stock options in 1999. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                                                Value of Exercisable/
                                                                                Number of Securities
                                                                                Unexercisable In-the-
                                    Underlying Unexercised                      Money Options at
                                    Options at June 30, 1999                    June 30, 1999       (1)
                                    ------------------------                    -----------------------
                                   Exercisable       Unexercisable           Exercisable       Unexercisable
                                   -----------       -------------           -----------       -------------
Charles G. Marianik                   55,302              18,889                 $-0-               $-0-
Ronald J. Kovach                      36,951               5,000                 $-0-               $-0-

-----------------------
(1) Equal to the fair market value of securities underlying the option at fiscal year end ($0.44 per share) minus the exercise price payable for those securities.

Director Remuneration

Directors have not been paid a fee for serving on the Board or any committees of the Board with the exception of Mr. Brown who receives a per meeting fee of $750 (Canadian Dollars) as part of the financing agreement with Covington Capital Corporation. Directors are reimbursed for expenses related to attending Board or committee meetings and annually are granted non-qualified stock options to purchase the Company's Common Stock under the automatic option grant provision of the Company's Stock Option Plan, as amended (the "Plan"). In the fiscal year ended June 30, 1999 the Company paid an aggregate of $8,862 for director traveling expenses. In addition, each non-employee director received an option grant to purchase 3,333 shares of Common Stock on December 11, 1998 at an option price of $1.13 per share under the Automatic Option Grant Program in effect for non-employee directors under the Company's Stock Option Plan. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each grant will vest in three successive equal annual installments upon the optionee's completion of each year of Board service over the three-year period measured from the grant date. However, the option shares will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while serving as a Board member.

Employment   Agreements,   Termination  of  Employment   and   Change-In-Control
Agreements

On July 6, 1999, the employment agreement between the Company and Mr. Marianik was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Marianik to a base salary of $210,000 in 1999. Under such agreement, Mr. Marianik is to be employed by the Company in an executive capacity as Chairman of the Board, Chief Executive Officer and President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or (iii) a substantial change in his position with the Company, Mr. Marianik will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile allowance and a life insurance policy, paid in full by the Company.

On July 6, 1999, the employment agreement between the Company and Mr. Kovach was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Kovach to a base salary of $135,000 in 1999. Under such agreement, Mr. Kovach is to be employed by the Company in an executive capacity as Executive Vice President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or
(iii) a substantial change in his position with the Company, Mr. Kovach will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile allowance and a life insurance policy, paid in full by the Company.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth as of September 1, 1999, information with respect to (a) each person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Name of                                                Number of                Percent of Class
Beneficial Owner(1)                                   Shares Owned                Outstanding (8)
-------------------                                   ------------                ---------------
M.L. Technology Ventures, L.P. (6)
3000 Sand Hill Road
Building 3, Suite 170
Menlo Park, CA 94025                                       396,825                    24.2%

Charles G. Marianik(2)
Princeton Corporate Plaza
1 Deerpark Drive, Suite F
Monmouth Junction, NJ 08852                                337,541                    20.4%

Covington Capital Corporation (7)
1 First Canadian Place
100 King Street West
Suite 2620, P.O. Box 165
Toronto, Ontario M5X 1C9                                   266,333                    16.1%

Edison Venture Fund, L.P.
Princeton Pike Corporation Center
997 Lenox Drive #3
Lawrenceville, NJ 08648                                    112,333                     6.8%

Michael Winderbaum
120 N. LaSalle, Ste. 2900
Chicago, IL   60602                                        111,285                     6.7%

Ronald J. Kovach(3)                                         67,048                     4.1%

Franklin J. Iris(4)                                         30,681                     1.9%

James F. Mrazek(5)                                          25,333                     1.5%

All Directors and Executive
Officers as a Group (5 persons)(6)                       1,123,761                    68.1%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Common Stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.

(2) Includes 55,302 shares which may be acquired within sixty days of September 1, 1999 pursuant to the exercise of stock options.

(3) Includes 39,451 shares which may be acquired within sixty days of September 1, 1999 pursuant to the exercise of stock options.

(4) Includes 24,332 shares which may be acquired within sixty days of September 1, 1999 pursuant to the exercise of stock options.

(5) Includes 21,666 shares which may be acquired within sixty days of September 1, 1999 pursuant to the exercise of stock options.

(6) ML Technology Ventures, LP is represented on the Board of Directors by Dr. Robert Curry. These shares were therefore included as part of the Directors and Executive Officers Group.

(7) Includes 266,333 shares which may be acquired within sixty days of September 1, 1999 pursuant to the exercise of stock options. Covington Capital Corporation is represented on the Board of Directors by Mr. Grant Brown. These shares were therefore included as part of the Directors and Executive Officers Group.

(8) In calculation of percentages, there were 1,173,929 outstanding shares plus 477,415 options that could be exercised within sixty days of September 1, 1999. On this basis, for purposes of calculations, the number of shares used is 1,651,344.

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

     (b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 1999.

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

                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.

Date: September 23, 1999                      By:   /s/Charles G. Marianik
                                                    ----------------------
                                                    Charles G. Marianik
                                                    Chairman of the Board,
                                                    Chief Executive Officer,
                                                    President and
                                                    Principal Executive Officer

Date: September 23, 1999                      By    /s/William J. Hiltner III
                                                    -------------------------
                                                    William J. Hiltner III
                                                    Corporate Controller

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

      Signature                                           Title                                     Date
      ---------                                           -----                                     ----
By:  /s/Charles G. Marianik                      Chairman of the Board and Chief              September 23, 1999
     ----------------------                      Executive Officer, President and
     Charles G. Marianik                         Director, (Principal Executive Officer)


By:  /s/Ronald J. Kovach                         Executive Vice President,                    September 23, 1999
     -------------------                         Corporate Secretary and Director
     Ronald J. Kovach

By:  /s/William J. Hiltner III                   Corporate Controller                         September 23, 1999
     -------------------------
     William J. Hiltner III

By:  /s/M. Grant Brown                           Director                                     September 23, 1999
     -----------------
     M. Grant Brown

By:  /s/Robert E. Curry                          Director                                     September 23, 1999
     ------------------
     Robert E. Curry

By:  /s/Franklin J. Iris                         Director                                     September 23, 1999
     -------------------
     Franklin J. Iris

By:  /s/James F. Mrazek                          Director                                     September 23, 1999
     ------------------
     James F. Mrazek

                                      - 26-

                          INDEX TO FINANCIAL STATEMENTS


Photon Technology International, Inc.


The  following   Consolidated   Financial   Statements   of  Photon   Technology
International, Inc. are included in Item 7:

                                                                            Page

         Report of Independent Auditors.....................................  F2

         Consolidated Balance Sheet--As at June 30, 1999..................... F3

         Consolidated Statements of Operations and Comprehensive Loss
         --For the Years Ended June 30, 1999 and 1998........................ F5

         Consolidated Statements of Stockholders' Equity--For the Years
         Ended June 30, 1999 and 1998.......................................  F6

         Consolidated Statements of Cash Flows--For the Years Ended
         June 30, 1999 and 1998.............................................  F7

         Notes to Consolidated Financial Statements......................... F8


All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors of Photon Technology International, Inc.

We have audited the accompanying consolidated balance sheet of Photon Technology International, Inc. as of June 30, 1999 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Technology International, Inc. at June 30, 1999 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 1999, in conformity with accounting principles generally accepted in the United States.

                                                            /s/Ernst & Young LLP
                                                            --------------------
                                                               Ernst & Young LLP
                                                           Chartered Accountants



London, Canada
September 3, 1999

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET
As at June 30, 1999 (in U.S.$)
                                                                         1999
ASSETS
CURRENT ASSETS
      Cash and cash equivalents .............................         $  261,657
      Trade accounts receivable, less allowances
      of $45,042 ............................................          1,236,728
      Inventory
         Finished goods .....................................            495,471
         Work in process ....................................            231,240
         Raw materials ......................................            876,341
                                                                      ----------
                                                                       1,603,052

      Prepaid expenses and other current assets .............            181,406
                                                                      ----------

         TOTAL CURRENT ASSETS ...............................          3,282,843

PROPERTY AND EQUIPMENT
      Furniture and fixtures ................................            224,561
      Machinery and equipment ...............................          2,341,099
                                                                      ----------
                                                                       2,565,660

LESS: Accumulated depreciation ..............................          1,951,183
                                                                      ----------
                                                                         614,477

OTHER ASSETS (Note K) .......................................          1,193,478
                                                                      ----------

                                                                      $5,090,798
                                                                      ==========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET -- continued
As at June 30, 1999 (in U.S.$)
                                                                                 1999
                                                                             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Bank indebtedness (Note C) .......................................     $   537,811
      Accounts payable .................................................         508,642
      Deferred income ..................................................          49,608
      Accrued liabilities (Note L) .....................................         184,003
      Current maturities of long term debt and capital lease obligations
           (Notes D and E) .............................................         159,554
                                                                             -----------
         TOTAL CURRENT LIABILITIES .....................................       1,439,618


LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (Notes D and E) ...............................................       1,503,965

PREFERRED SHARES - Canadian subsidiary (Note I) ........................       1,958,147

COMMITMENTS (Note E)

STOCKHOLDERS' EQUITY (Notes G, J, and M)
      Preferred stock, $1,000 par value: authorized 500
           shares; no shares issued or outstanding;
      Common stock, no par value:  authorized
           3,333,333 shares; issued 1,292,477
           shares, including 118,548 shares
           in treasury stock ...........................................       6,308,885
      Accumulated deficit ..............................................      (5,508,035)
      Treasury stock, at cost ..........................................         (51,082)
      Accumulated Other Comprehensive Loss .............................        (560,700)
                                                                             -----------

         TOTAL STOCKHOLDERS' EQUITY ....................................         189,068
                                                                             -----------

                                                                             $ 5,090,798
                                                                             ===========

See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS For the Years Ended
June 30, 1999 and 1998 (in U.S.$)
                                                        1999             1998
                                                        ---              ----

REVENUE ......................................       8,087,939        8,070,202

COSTS AND EXPENSES
      Cost of products sold ..................       3,492,959        3,712,518
      Selling, general, and administrative ...       3,125,070        3,915,563
      Research and development ...............         603,303          719,019
      Interest ...............................         259,263          294,455
      Depreciation ...........................         195,792          211,448
      Amortization ...........................         537,511          433,793
      Foreign exchange loss ..................          19,904           17,347
                                                   -----------      -----------
                                                     8,233,802        9,304,143
                                                   -----------      -----------

Loss before income tax expense ...............        (145,863)      (1,233,941)

Income taxes (Note F) ........................         143,758              -0-
                                                   -----------      -----------

Net Loss .....................................     ($  289,621)     ($1,233,941)
                                                   ===========      ===========

Other Comprehensive Loss:
      Foreign Currency Translation Adjustment          (21,343)           2,415

Total Comprehensive Loss .....................     ($  310,964)     ($1,231,526)
                                                   ===========      ===========


Net Loss per common share ....................     $     (0.25)     $     (1.06)
                                                   ===========      ===========

Weighted average number of common shares
outstanding ..................................       1,169,952        1,164,930
                                                   ===========      ===========


See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY For the Years Ended June 30,
1999 and 1998 (in US$)
                                                                                     Accumulated
                                                                     Treasury           Other             Total
                                   Common         Accumulated         Stock,        Comprehensive    Stockholders'
                                    Stock            Deficit          At Cost           Loss              Equity
                                  -----------      -----------      -----------      -----------      -----------
Balance at July 1, 1997 .....     $ 6,297,386      $(3,984,473)     $   (56,433)     $  (541,772)     $ 1,714,708

3,948 shares issued under
the Company's Employee
Stock Purchase Plan (Note G)            7,929                             2,518                            10,447

Net loss ....................                       (1,233,941)                                        (1,233,941)

Other Comprehensive Loss ....                                                              2,415            2,415
                                  -----------      -----------      -----------      -----------      -----------

Balance at June 30, 1998 ....       6,305,315       (5,218,414)         (53,915)        (539,357)         493,629

6,573 shares issued under the
Company's Employee Stock
Purchase Plan (Note G) ......           3,570                             2,833                             6,403
Net Loss ....................                         (289,621)                                          (289,621)
Other Comprehensive Loss ....                                                            (21,343)         (21,343)
                                  -----------      -----------      -----------      -----------      -----------

Balance at June 30, 1999 ....     $ 6,308,885      $(5,508,035)     $   (51,082)     $  (560,700)     $   189,068
                                  ===========      ===========      ===========      ===========      ===========


                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended June 30, 1999 and 1998
(in US$)
                                                                                1999                        1998
                                                                                ----                         ----
OPERATING ACTIVITIES:
     Net loss                                                                $(289,621)                  $(1,233,941)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:
     Depreciation                                                              195,792                       211,448
     Amortization                                                              537,511                       453,000
     Decrease in deferred tax assets                                           143,758                            -0-

Changes in operating assets and liabilities:
     Decrease in trade accounts receivable                                     468,312                       373,210
     Decrease in inventory                                                     137,073                        84,260
     Decrease in prepaid expenses and
       other current assets                                                     64,743                        84,607
     (Decrease) in accounts payable and accrued expenses                      (204,711)                     (334,227)
     Increase in deferred income                                                20,089                        17,595
     Increase (decrease) in customer deposits                                 (138,385)                      138,385
                                                                           ------------                  -----------
     Total adjustments                                                       1,224,182                     1,028,278
                                                                           -----------                    ----------
Net cash provided (used) by operating activities                               934,561                      (205,663)

INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (37,813)                      (69,020)
     Investments in patents                                                    ( 4,793)                           -0-
     Capitalized software                                                      (65,910)                     (187,241)
                                                                          -------------                    ---------
Net cash (used) by investing activities                                       (108,516)                     (256,261)
                                                                           ------------                     ---------

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended June 30, 1999 and 1998
(in US$)
                                                                                1999                        1998
                                                                                ----                         ----
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock-
       Employee Stock Purchase Plan                                              6,403                        10,447
     Financing costs incurred                                                       -0-                       (3,990)
     Decrease in bank indebtedness                                            (555,864)                     (228,154)
     Repayment of long-term debt                                              (198,235)                     (334,532)
     Payment of capital lease obligations                                      (70,631)                      (66,539)
                                                                           ------------                    ----------
Net cash (used) by financing activities                                       (818,327)                     (622,768)
                                                                           ------------                     ---------

Effect of exchange rate changes on cash                                         (4,068)                      (25,004)
                                                                           ------------                    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             3,650                    (1,109,696)
CASH AND CASH EQUIVALENTS - BEGINNING                                          258,007                     1,367,703
                                                                            ----------                   -----------
CASH AND CASH EQUIVALENTS - ENDING                                          $  261,657                   $   258,007
                                                                            ==========                   ===========

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                                    $  259,763                      $311,573
                                                                            ==========                      ========

SUPPLEMENTAL  DISCLOSURE OF NON-CASH  INVESTING AND
FINANCING  ACTIVITIES
During 1998, the Company entered into a capital lease obligation for computer equipment totaling $143,923.


See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in US$)
JUNE 30, 1999

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

1.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Photon Technology International, Inc., its wholly owned subsidiaries in Canada and in Germany and its sales office branch in the United Kingdom. All significant inter-company transactions and balances are eliminated on consolidation.

2.   Foreign Currency Translation

     Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders' equity as other comprehensive losses. Gains and losses from foreign currency transactions are reported in operations.

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

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

9.   Comprehensive Income (Loss)

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

10.  Leases

     Leases are classified as capital or operating leases. Leases which transfer substantially all of the benefits and risks incident to ownership of property are accounted for as capital leases. Assets acquired under capital leases are amortized on a straight-line method using rates based on the estimated life of the asset or based on the lease term as appropriate. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

11.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE B--SEGMENTED INFORMATION

The company is organized and managed as a single business segment being fluorescence and the Company is viewed as single operating segment by the chief operating decision-maker for the purpose of resource allocation and assessing performance.

Geographical financial information for the years ended June 30,  is as follows:

                                                                (in thousands)
                                                            1999           1998
                                                           ------         ------
Net sales to unaffiliated customers:
     North America ...............................         $5,379         $5,782
     Germany .....................................          1,643          1,246
     United Kingdom ..............................          1,066          1,042
                                                           ------         ------
                                                           $8,088         $8,070
                                                           ======         ======

Net Capital Assets:
     North America ...............................         $  491         $  536
     Germany .....................................             78            194
     United Kingdom ..............................             45             61
                                                           ------         ------

     Total Net Capital Assets ....................         $  614         $  791
                                                           ======         ======

Net sales to unaffiliated customers are based on the location of the selling organization. Net capital assets of geographic areas are those assets used in and/or are directly related to the activities of the Company's specific operations in each of the locations.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE C--BANK INDEBTEDNESS
                                                                       (in US$)

                                                                         1999
                                                                         ----
Bank indebtedness as of June 30, 1999 consists of:

Working capital line of credit-Silicon Valley Bank                     $537,811
                                                                       ========

On June 26, 1996 the Company secured a working capital line of credit with Silicon Valley Bank for $2,000,000. This credit facility has been extended to December 13, 1999 and bears interest at prime plus 1.5%. (9.25% at June 30, 1999) Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, the common stock of its wholly-owned Canadian subsidiary, and the United Kingdom branch office. The Company retains ownership of intellectual property and is restricted on the pledge of this property to any other party. The advances are based on 75% of eligible domestic and Canadian accounts receivable due within ninety days of invoice date and 90% of eligible foreign or domestic accounts receivable that are covered (supported) by either:
(a) credit insurance; or (b) letters of credit.

Bank indebtedness normally includes the outstanding balance drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany, however there is no outstanding balance as of June 30, 1999. The total line of credit available is 400,000 DM, which was established in conjunction with the formation of the German Subsidiary. The collateral for the line represents a security interest in all assets of the Germany Subsidiary. Interest is charged on a quarterly basis at rates based on the German Federal Bank's discount rate plus two (2) points. (The interest rate charged by Stadparkasse Bank as of June 30, 1999 was 8.75% )

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE D--LONG TERM DEBT

                                                                        (in US$)
                                                                          1999
                                                                          ----
Details of long-term debt as of June 30, 1999 are as follows:

     Subordinated promissory note payable to a
     stockholder (MLTV)                                               $  630,761

     Term loan payable to the Ontario Development
     Corporation ("ODC"), at 6.75%, denominated in Canadian
     dollars ($45,753 CDN)                                                30,975

     12% subordinated  promissory note payable to Covington
     Capital Corporation, denominated in Canadian
     dollars ($1,300,000 CDN)                                            880,100
                                                                      ----------

     Total                                                             1,541,836

     Less: current maturities                                             81,750
                                                                      ----------

     Long-term debt, net of current maturities                        $1,460,086
                                                                      ==========


On September 20, 1995, the Company entered into an agreement with MLTV. MLTV has agreed to waive interest and required payments of principal until all of the outstanding shares currently held by MLTV has been disposed of by MLTV. This note is subordinated to the bank debt with Silicon Valley Bank (Note C) and ranks equally in priority with the Covington Capital Corporation promissory note.

The Company borrowed from ODC a $500,000 Canadian dollar fixed term loan at an interest rate of 6.75% for a term of 4.5 years. Repayment began on July 15, 1996 for an amended period of forty months at a rate of $11,597 Canadian ($7,851 US) per month, including principal and interest. The Company provided a security interest in all chattel owned and acquired under this loan program. ODC waived a floating charge on all assets in subordination to the Silicon Valley Bank debt (Note C).

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

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

The approximate aggregate amount of all long-term debt maturities for the years ended June 30, 1999 is as follows:


                  2000                               $   81,750
                  2001                                1,460,086
                                                     ----------
                                                     $1,541,836
                                                     ==========

NOTE E--CAPITAL LEASE OBLIGATIONS AND COMMITMENTS

The Company has entered into capital leases for equipment expiring through August 2002 with aggregate monthly payments of approximately $7,200, with interest ranging from 9.2% to 10.8%.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE E--CAPITAL LEASES OBLIGATIONS AND COMMITMENTS--Continued

Future minimum annual rental commitments under capital leases and non-cancelable operating leases at June 30, 1999 are as follows:

                                                        Capital         Operating
                                                        Leases            Leases
                                                        ------            ------
2000                                                     86,540          265,323
2001                                                     28,796          158,417
2002                                                     16,739           75,828
2003                                                      2,392           36,841
2004                                                         -0-          25,476
                                                       --------         --------

Total minimum lease payments                            134,467         $561,885
                                                                        ========
Less interest                                            12,784
                                                       --------
Present value of net minimum
lease payments at June 30, 1999                        $121,683
                                                       ========

Equipment under capital leases and accumulated amortization amounted to $266,460 and $105,546, respectively, as of June 30, 1999. Rental expense for operating leases was $267,516 and $340,871 for 1999 and 1998, respectively.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE F--INCOME TAXES

At June 30, 1999 the Company has net operating loss carryforwards of approximately $4,338,000 for U.S. federal tax reporting purposes, which expire in varying amounts through 2014. In addition, the Company has approximately $715,000 of net operating loss carryforwards for German tax reporting purposes which do not have an expiration date and available scientific research expenditures of approximately $260,000 in Canada that also do not have an expiration date. The Company also has at June 30, 1999, unused tax credits of approximately $117,000 for U.S. federal tax reporting purposes, which expire in varying amounts through 2003, to offset future income taxes. The tax credits relate to research and development expenditures. As a result of certain transactions involving issuance of the Company's common stock and options to purchase stock, an "ownership" change occurred in 1988 under Section 382 of the U.S. Internal Revenue Code of 1986. Consequently, future utilization of the Company's U.S. net operating loss carry forwards and tax credit carryforwards attributable to periods before the ownership change will restrict the utilization of the loss carryforwards and tax credit carryforwards in a particular year.

The income tax expense for the years ended June 30, consists of the following:

                                                    1999                  1998
                                                    ----                  ----
Current                                           $      0              $      0
Deferred                                           143,758                     0
                                                  --------              --------

Tax expense                                       $143,758              $      0
                                                  ========              ========

All tax expense in 1999 relate to the Company's Canadian subsidiary. No provision has been made for the Company's domestic or German operations in 1998 or 1999.

Significant components of the Company's deferred tax assets and liabilities as at June 30, 1999, are as follows:

Deferred Tax Assets                      Current      Non Current        Total
-------------------                     ----------     ----------     ----------
Accruals/Reserves                       $   71,327     $       --     $   71,327
Net Operating Loss Carryforward                         1,832,462      1,832,462
Tax Credits                                               116,763        116,763
Available Research Expenditures                            75,000         75,000
Other                                                      14,624         14,624
                                        ----------     ----------     ----------

Gross Deferred Tax Asset                $   71,327     $2,038,849     $2,110,176
                                        ==========     ==========     ==========


PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE F--INCOME TAXES--Continued

Deferred Tax Liabilities
------------------------
Capitalized Software                                         (188,767)        (188,767)
Goodwill related to the start-up of
the German subsidiary                                         (24,916)         (24,916)
                                         -----------      -----------      -----------

Gross Deferred Tax Liability                    --           (213,683)        (213,683)
                                         -----------      -----------      -----------

                                              71,327        1,825,166        1,896,493
Valuation Allowance For Deferred Tax
Assets                                       (71,327)      (1,825,166)      (1,896,493)
                                         -----------      -----------      -----------

Net Deferred Taxes                       $      --        $      --        $      --
                                         ===========      ===========      ===========


U.S. and foreign loss from operations before income tax provision for the years ended June 30, 1999 and 1998 is as follows:

                                     1999                            1998
                                     ----                            ----
  U.S.                            $(370,099)                   $  (729,700)
  Foreign                           224,236                       (504,241)
                                  ---------                    -----------
                                  ($145,863)                   $(1,233,941)
                                  ==========                   ============

The U.S. statutory rate of 34% can be reconciled to the effective tax rate for the years ended June 30, as follows:

                                                               Liability Method
                                                               ----------------
                                                            1999             1998
                                                            ----             ----
Pre-tax loss                                           $  (145,863)     $(1,233,941)
                                                       ===========      ===========
Provision for taxes at statutory rate                      (49,593)         (19,540)
Canadian net operating loss carryforward                      --            (26,494)
Goodwill related to start-up of German operations          (74,736)         (73,819)
Canadian Research Expenditures                             (13,926)
Change in valuation allowance                              236,794          485,560
Foreign tax rates in excess of U.S. Statutory rate           8,279          (50,740)
Other                                                       36,940           85,033
                                                       -----------      -----------
Income tax expense                                     $   143,758      $         0
                                                       ===========      ===========

The Company paid no corporate income taxes in 1999 or 1998. One of the Company's subsidiaries, Photon Technology International (Canada) Inc., paid corporate minimum and capital taxes to the Province of Ontario in Canada of $7,670 in 1999.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE  30, 1999

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

NOTE G--EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan, effective April 1, 1996, to provide eligible employees of the Company (including employees of the Canadian and German subsidiaries) with the opportunity to acquire a proprietary interest in the Company. The number of authorized shares reserved for issuance is 63,257. In 1999, 6,573 shares were issued (3,948 shares were issued during 1998).

NOTE H--EMPLOYEE RETIREMENT BENEFITS

Effective July 1, 1999 the Company amended its salary reduction employee benefits plan, a qualified plan adopted to conform to the United States Federal tax code section 401(k). (The original plan was adopted effective March 1, 1989.) The Company will provide a matching contribution of 25% of all eligible employees' pre-tax contributions, not to exceed 1.5% of each employee's eligible compensation. The plan covers all full time employees in the United States who elect to participate and whom meet the threshold of a minimum of 1000 hours of service within the plan year. Most of the eligible employees have elected to participate.

Each employee's pre-tax contributions are immediately vested upon participation in the plan. The employees' vesting of the Company's matching contribution is based upon length of service as follows:

         Years of Service                 Vested %
         ----------------                 --------
                  1                          20%
                  2                          40%
                  3                          60%
                  4                          80%
                  5                          100%

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE  30, 1999

NOTE H--EMPLOYEE RETIREMENT BENEFITS--Continued

Employees who are terminated prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution. All forfeited balances are allocated to remaining eligible participating employees in the plan according to their respective vested balances. Effective upon adoption of the amendment to the plan, retroactive recognition of employment to date by all eligible employees as July 1, 1999 was executed.

The  Company  estimates  the  annual  fiscal  contribution  to be  approximately
$11,000.

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE J--STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan (the "Plan") in 1987 to provide incentive and non-qualified common stock options for officers, key employees, and directors of the Company. The number of authorized shares issuable in the option pool is 300,000 at June 30, 1999. The plan limits the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year to 100,000 shares.

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

All options granted have a maximum term of ten years from grant date, and each option has an exercise price equal to 100% of the fair market value per share of the Company's common stock on the grant date, except for options granted to a greater than 10% stockholder which options have a maximum term of five years and must have an exercise price of 110% of fair market value per share.

For the year ended June 30, 1999, the Company granted 42,499 stock options of which 35,833 were issued to executive officers, and 6,666 options were issued to directors under the automatic grant program. No options were exercised in fiscal 1999.

243,303 options or 81.1% of the authorized shares in the option pool have been granted as of June 30, 1999, of which 206,082 are exercisable. Of the granted options, 101,328, or 41.6%, are under the automatic option grant program, and 141,975 or 58.4% are under the discretionary

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE J--STOCK OPTIONS AND WARRANTS --Continued

option grant program. The exercise price of the common stock options range from $0.85 per share to $7.00 per share, and on an weighted average basis approximates $3.40 per share. The granted and outstanding options have expiration dates ranging from 1999 to 2009.

See Note D for descriptions of the options granted by the Company to C.I. - C.P.A. Business Ventures Fund, Inc.

In addition, Silicon Valley Bank holds a warrant to purchase 5,000 shares of common stock at $3.75 per share which expires November 26, 2001.


NOTE K--OTHER ASSETS

     Other assets consist of the following as of June 30, 1999:

Goodwill, net of accumulated
    amortization of $608,020                                          $   48,414

Capitalized software development costs,
    net of accumulated amortization of $676,153                          555,197

Patents, net of accumulated amortization of
    $51,253                                                               11,434

Purchase of technology rights and related joint venture
    Interest, net of accumulated
    amortization of $306,259                                             568,741

Deferred financing costs, net of accumulated
    amortization of $161,146                                               9,692
                                                                      ----------
                                                                      $1,193,478
                                                                      ==========



The Company capitalized approximately $65,908 of software development costs during fiscal 1999 ($187,241 in 1998). Amortization of capitalized software development costs was $272,022 for 1999 and $167,475 for 1998.

Financing costs, primarily related to the Covington Capital and Silicon Valley Bank loan agreements, have been capitalized and are amortized over the term of the agreements (See Note D).

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE L--ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30, 1999:

Employee compensation and other employee benefits                     $  81,373
Accrued travel                                                           22,959
Accrued taxes                                                            31,322
Accrued interest                                                          2,997
Miscellaneous                                                            45,352
                                                                       --------
                                                                       $184,003
                                                                       ========

NOTE M--STOCK COMPENSATION

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

For a summary description of the principal features of the Company's stock option plan, see Note J--Stock Options.

Pro forma information regarding net income and earnings per share is required under the Statement of Financial Accounting Standards (FASB) No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999: risk-free interest rate of 5.67% (1998-5.40%); dividend yields of 0.0% (1998-0.0%); volatility factors of the expected market price of the Company's common stock of 1.812 (1998-2.071); and a weighted-average expected life of the option of 5 years (1998-5 years).

The Company's pro forma information for the years ended June 30, 1999 and June 30, 1998 is as follows:

                                                     1999               1998
                                                     ----               ----
Net loss under U.S. GAAP                         $  (289,621)       $(1,233,941)

Compensation expense per FASB 123                    (81,366)          (243,321)
                                                 -----------        -----------

Pro forma net loss                               $  (370,987)       $(1,477,262)
                                                 ===========        ===========

Pro forma net loss per common share              $     (0.32)       $     (1.27)
                                                 ===========        ===========

PHOTON TECHNOLOGY INTERNATIONAL, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE M--STOCK COMPENSATION--Continued

A summary of the Company's stock option activity, and related information as of June 30, is as follows:

                                                      1999                                     1998
                                                      ----                                     ----
                                                           Weighted                                   Weighted
                                           Number of        Average                   Number of         Average
                                            Options       Exercise Price              Options         Exercise Price
                                            -------       --------------              -------         --------------

Outstanding, beginning of year               214,470          $4.07                     197,471           $3.57
Granted                                       42,499           0.95                      30,332            6.92
Expired                                      (13,666)          6.21                     (13,333)           3.75
                                             --------          ----                     --------          -----

Outstanding, end of year                     243,303          $3.40                     214,470           $4.07
                                             =======          =====                     =======           =====

Exercisable at end of year                   206,082          $3.71                     177,805           $3.86
                                             =======          =====                     =======           =====

Weighted-average fair value of
options granted during the period             $0.52                                    $6.13
                                              =====                                    =====

Exercise prices for options outstanding as of June 30, 1999 range from $0.85 to $7.00. The weighted-average remaining contractual life of those options is 4.73 years.

NOTE N--COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

PHOTON TECHNOLOGY INTERNATIONAL, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE O--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair market values of the Company's financial instruments as of June 30, 1999 (in 000's):

                                                               Book        Fair
                                                               Value       Value
                                                               -----       -----
Financial Assets:
  Cash and cash equivalents                                   $  262      $  262
  Trade accounts receivable                                    1,237       1,237

Financial Liabilities:
  Bank indebtedness                                              538         538
  Accounts payable                                               509         509
  Accrued liabilities                                            184         184
  Long Term Debt: (Note D)
     Subordinated promissory note - MLTV                         631         625
     Term loan payable - ODC                                      31          31
     Subordinated promissory note-Covington Capital              880         899
     Capital leases                                              122         121

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

PHOTON TECHNOLOGY INTERNATIONAL, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

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

NOTE Q--SUBSEQUENT EVENT

The Company's Board of Directors voted to approve, in principle, the sale of its German subsidiary, Photomed GmbH, to a group of investors, which includes the Company's Chairman and Chief Executive Officer, Charles G. Marianik. Photomed GmbH will enter into an exclusive distributorship of the Company's products in Germany, Scandinavia and several other European countries. In addition, Photomed GmbH will retain its exclusive distributorship for Omega Optical/USA in Germany and Austria.

The transaction is expected to be executed at the fair value of Photomed GmbH ($1.00 as of June 30, 1999) at the date of transfer of ownership. In addition, the current "inter-company" liability due Photon Technology International, Inc. (New Jersey corporation) from Photomed GmbH plus $150,000, which represents the initial value of "ownership" of Photomed GmbH assigned by the Company, will be converted into a non-interest bearing term note, payable over a period of seven years. This inter-company balance as of June 30, 1999 was $688,207.

PHOTON TECHNOLOGY INTERNATIONAL, INC.,
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)
JUNE 30, 1999

NOTE Q--SUBSEQUENT EVENT--Continued

The Company does not expect the transaction to be completed prior to October 1, 1999.

NOTE R--RECENT ACCOUNTING PRONOUNCEMENTS

Since the fiscal year 1998 FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by Mortgage Bank Enterprises", SFAS 135, "Rescission of FSAB Statement No. 75 and Technical Corrections", and SFAS 136, "Transfer of Assets to a Not-For-Profit Organization or Charitable Trust That Raises or Holds Contributions for Others". Management believes that these Statements will not have an impact on the Company.

In addition, the AICPA issued SOP 97-2, "Software Revenue Recognition", which supersedes SOP 91-1. (This statement became effective for fiscal years beginning after December 15, 1997) Management also believes that this pronouncement will not have an impact on the company.