Form 10QSB
period 1999-10-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 1999-11-12
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999, or

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

             1 Deer Park Drive, Suite F, Monmouth Junction, NJ 08852
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Issuer's Telephone Number, Including Area Code:     (732) 329-0910
                                               -------------------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X                    No
   -------------------            -------------------

The number of shares of Common Stock without par value outstanding as of September 30, 1999 was 1,173,929.

                                      INDEX

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.               FINANCIAL INFORMATION

Item 1.               Financial Statements:

                      Consolidated Balance Sheets as of September 30, 1999

                      Consolidated Statements of Operations and
                      Comprehensive Income (Loss) for the
                      three months ended September 30, 1999 and 1998

                      Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998

                      Notes to Consolidated Financial Statements
                      September 30, 1999

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

Item 3.               Defaults Upon Senior Securities

Item 4.               Submission of Matters to a Vote of Security Holders

Item 5.               Other Information

Item 6.               Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

                                                        September 30
                                                            1999
                                                        ------------

ASSETS                                                   (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                               $  193,700
 Trade accounts receivable, less allowance
  of $29,005                                              1,418,635
 Inventory
   Finished goods                                           678,685
   Work in process                                          228,214
   Raw materials                                            892,845
                                                        -----------
                                                          1,799,744

Prepaid expenses and other current assets                   155,106
                    TOTAL CURRENT ASSETS                  3,567,185

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                     228,254
 Machinery and equipment                                  2,363,246
                                                        -----------
                                                          2,591,500
LESS: Accumulated depreciation                            2,011,772
                                                        -----------
                                                            579,728

OTHER ASSETS                                              1,142,042
                                                        -----------
                                                         $5,288,955
                                                        ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued
                                                                    September 30
                                                                            1999
                                                                    ------------
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                                 $   695,161
  Accounts payable                                                      702,773
  Deferred Revenue                                                       50,878
  Accrued expenses                                                      193,340
  Current portion of long term debt and capital lease obligations       123,969
                                                                     -----------
TOTAL CURRENT LIABILITIES                                             1,766,121

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                          1,492,605

PREFERRED SHARES - Canadian Subsidiary                                1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 118,548 shares in treasury                             6,308,885
  Accumulated deficit                                                (5,634,703)
  Treasury stock, at cost                                               (51,082)
  Accumulated Other Comprehensive Loss                                 (551,018)
                                                                    ------------
               TOTAL STOCKHOLDERS' EQUITY                                72,082
                                                                     -----------

                                                                     $5,288,955
                                                                    ============

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - (UNAUDITED)

                                                       Three Months Ended
                                                           September 30,
                                                       1999              1998
                                                       ----              ----
REVENUES
  Net sales                                         $ 2,015,648      $ 2,112,795
  Other income                                            1,369            9,448
                                                    -----------      -----------
                                                      2,017,017        2,122,243

COSTS AND EXPENSES
  Cost of products sold                                 971,768          934,817
  Selling, general and administrative                   844,386          719,970
  Research and development                              155,845          149,448
  Interest                                               54,055           69,259
  Depreciation and amortization                         122,109          175,091
  Foreign exchange (income) loss                         (4,474)           9,600
                                                    -----------      -----------
                                                      2,143,689        2,058,185
                                                    -----------      -----------

Income (loss) before income tax expense                (126,672)          64,058

Income taxes                                                -0-            3,500

Net Income (Loss)                                   ($  126,672)     $    60,558
                                                    ===========      ===========

Other Comprehensive Income:
   Foreign Currency Translation Adjustment                9,682           73,352
                                                    -----------      -----------

Total Comprehensive Income (Loss)                   ($  116,990)     $   133,910
                                                    ===========      ===========


Net Income (Loss) per common share                  ($     0.11)     $      0.05
                                                    ===========      ===========

Weighted average number of common
 shares outstanding                                   1,173,929        1,167,356
                                                    ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                     ------------------------
OPERATING ACTIVITIES:                                                                 1999             1998
                                                                                      ----             ----
Net income (loss)                                                                    ($126,672)     $  60,558
Adjustments  to  reconcile  net  income  (loss) to net cash  provided  (used) by operating activities:
    Depreciation and amortization                                                      113,650        139,079
    Goodwill amortization                                                                8,459         36,012
    Decrease in deferred income taxes                                                        0          3,500
Changes in operating assets and liabilities
    (Increase) decrease in trade accounts receivable                                  (181,907)        93,565
    (Increase) decrease in inventory                                                  (196,692)        93,877
    (Increase) decrease in prepaid expenses and other
        current assets                                                                  26,302        (49,950)
    Increase (decrease) in accounts payable and
       accrued liabilities                                                             203,467       (186,499)
    Increase in deferred revenue                                                         1,270         12,249
                                                                                     ---------      ---------
               Net cash provided (used) by operating activities                       (152,123)       202,391

INVESTING ACTIVITIES:
   Purchase of property and equipment                                                   (7,408)             0
   Capitalized software                                                                (22,636)       (10,663)
                                                                                     ---------      ---------
               Net cash (used) by investing activities                                 (30,044)       (10,663)
                                                                                     ---------      ---------

FINANCING ACTIVITIES:
  Increase (decrease) in bank indebtedness                                             157,351       (104,148)
  Repayment of long term debt                                                          (46,943)      (116,962)
                                                                                     ---------      ---------
               Net cash provided (used) by financing activities                        110,408       (221,110)

  Effect of exchange rate changes on cash                                                3,802         55,497
                                                                                     ---------      ---------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                 (67,957)        26,115

CASH AND CASH EQUIVALENTS-BEGINNING                                                    261,657        258,007
                                                                                     ---------      ---------

CASH AND CASH EQUIVALENTS-ENDING                                                     $ 193,700      $ 284,122
                                                                                     =========      =========

Supplemental disclosure of cash paid for:
  Interest                                                                           $  52,973      $  67,087

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Photon Technology International Inc. (the "Company") is engaged in research, development, manufacturing, sales and marketing of proprietary electro-optical systems, which enable customers in health care, environmental science and industrial process control to perform advance analysis utilizing light. The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary markets are medical life sciences, physical sciences, environmental and industrial.

The Company operates in one principal industry segment, the photonics industry. The Company's products are sold on a worldwide basis to universities, research hospitals, pharmaceutical companies, bio-tech companies, federal and state government institutions, environmental companies and commercial business, all of which are primarily engaged in research activities.

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1999.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE C - SUBSEQUENT EVENT

The Company's Board of Directors voted to approve, in principle, the sale of its German subsidiary, PhotoMed GmbH, to a group of investors, which includes the Company's Chairman and Chief Executive Officer, Charles G. Marianik. PhotoMed will enter into an exclusive distributorship of the Company's products in Germany, Scandinavia and several other European countries. In addition, PhotoMed GmbH will retain its exclusive distributorship for Omega/USA in Germany and Austria. The Company expects this transaction to be completed prior to January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three months ended September 30, 1999 of $2.0 million decreased $97,000, or 4.6%, compared to the same period of fiscal 1999. The decreases reflect the impact of product orders received late in the quarter which have a 45-60 day lead time to produce and ship to customers and several special orders that are in the late stages of production that have a longer lead time.

Total revenues for the three months ended September 30, 1999 of $2.0 million, which include net sales and other income, decreased $105,000, or 5.0%, compared to the same period of fiscal 1999. This performance reflects both the decreased net sales and other income. Other income decreased $8,000, or 85.5%, from the same period in fiscal 1999.

Cost of products sold for the first quarter of fiscal 2000 was $972,000, or 48.2%, of net sales, which compares to $935,000, or 44.2% of net sales for the same period of fiscal 1999. This increase of $37,000, or 4.0%, was primarily due to increased sales in the Omega filter product line, which are sold at a lower margin than the remaining product mix of the Company.

Selling (including marketing), general and administrative expenses of $844,000, or 41.9% of net sales, compares to $720,000, or 34.1% of net sales for the same period in fiscal 1999. This increase of $124,000, or 17.2%, primarily relates to an increase of selling and marketing expenses principally for increase in staff, trade shows, and agents' commissions on foreign sales.

Research and development expenses of $156,000, or 7.7% of net sales, increased $7,000, or 4.3%, in comparison to $149,000, or 7.1% of net sales, for the same period in fiscal 1999. An additional $23,000 of software development expenses, which represents 1.1% of net sales, was capitalized in comparison to $11,000 for the same period in fiscal 1999. These expenses are due to the level of project activity for new products.

Interest expense for the three months ended September 30, 1999 of $54,000, or 2.7% of net sales, compares to $69,000, or 3.3% of net sales for the same period in fiscal 1999. This decrease of $15,000, or 22.0%, primarily relates to the decreased level of bank indebtedness in comparison to the prior fiscal year.

Depreciation and amortization of $122,000 for the three months ended September 30, 1999 compares to $175,000 for the same period in fiscal 1999, a decrease of $53,000, or 30.3%. This decrease was primarily due to no amortization in the current period relating to specific goodwill of the Company's German subsidiary, which was fully amortized by the fourth quarter of fiscal 1999.

Foreign exchange income of $4,000 compares to loss of $10,000 for the same period in fiscal 1999, due to a mix of transactional activity.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

No income tax provision has been provided for the three months ended September 30, 1999. Income tax provision for the same period in fiscal 1999 was $4,000, resulting from the recognition of certain deferred tax assets, which expired in fiscal 1999.

The Company reported a net loss of $127,000 for the first quarter, compared to a net income of $61,000 for the first quarter of the prior fiscal year. The increase in cost of products sold, and selling, general and administrative expenses discussed above were major impacts on income.

The resulting loss per share performance based on the number of common shares each year was of $(0.11) per share for the first quarter in comparison to a net income of $0.05 per share for the same period in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at September 30, 1999 was $1,801,000 compared to $1,843,000 at June 30, 1999, a decrease of $42,000, or 2.3%.

Current assets of $3,567,000 increased $284,000, or 8.7%, from June 30, 1999. This change primarily reflects increases of $182,000 and $197,000 in accounts receivable and inventory, respectively. These increases were 14.7% and 12.3% of the respective balances at June 30, 1999. The inventory balance represented 5.6 months of sales in inventory, which is comparable to the 5.5 months of sales in inventory at June 30, 1999. The trade accounts receivable balance of $1.4 million represents 2.11 months of sales in comparison to 1.88 months of sales at June 30, 1999.

Current liabilities of $1,766,000 increased $326,000 or 22.7% in comparison to the balance as of June 30, 1999. This increase was due principally to increases in bank indebtedness and trade accounts payable of $157,000 and $194,000, or 29.3% and 38.2% of their respective balances at June 30, 1999.

As of December 14, 1998 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 13, 1999) and carries an interest rate at the prime rate plus 1.5% (approximately 9.75% at September 30, 1999). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The
Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at September 30, 1999 was $583,336. The securities related to the Covington Capital debenture and the MLTV note are subordinated to the bank debt.

Bank indebtedness also includes the outstanding  balance of $111,825 US (205,409
DM) at September 30, 1999 drawn on a credit facility with the Stadparkasse Bank of Wedel, Germany. The total line of credit available is 400,000 DM. Interest is charged on a quarterly basis at the German Federal Bank's discount rate plus two
(2) points. (The interest rate charged by Stadparkassee Bank as of September 30, 1999 was 8.75%.)

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,000 principal amount of debt due by the Company and that such balance would only become due upon the sale of the Company or at such time as MLTV were to dispose of its interest in the Company.

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Venture Fund, Inc., a capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five
(5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,266 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions. The outstanding balance as of September 30, 1999 was $1,281,250 Canadian dollars ($874,454 US)

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amounts of $500,000 Canadian dollars. The loan credit facility was established to allow production requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario plant. The balance outstanding as of September 30, 1999 on the ODC fixed loan was $11,533 Canadian dollars ($7,871 US) based on specific advance requests approved through this date. The term of repayment is forty (40) months and includes an interest rate of 6.75%.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, refer to Note I to the Financial Statements in Form 10-KSB for June 30, 1999). The importance of this financing is that it allows the Company to pursue its growth goals. The Company will use the financing for new product introduction and to expand it sales and marketing coverage.

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

YEAR 2000 ISSUE (continued)

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

The Company believes that the cost of any Year 2000 modifications for both internal use software and systems or the Company's products are not material. (The Company estimates the expenditures relating to Year 2000 issues have not exceeded $100,000) However, there can be no assurance that the various factors discussed above relating to the Year 2000 compliance issues will not have a material adverse effect on the Company's operating results and financial position.

The Company currently has not developed nor implemented any Year 2000 contingency plans to date. However, the Company believes that it would be able to maintain operations at levels sufficient to conduct necessary business functions.

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

                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.



Date: November 12, 1999                     By:  /s/ Charles G. Marianik
                                              --------------------------
                                             Charles G. Marianik
                                             President, Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)


Date:  November 12, 1999                    By: /s/ William J. Hiltner, III
                                              ------------------------------
                                              William J. Hiltner, III
                                              Corporate Controller