Form 10QSB
period 1999-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2000-02-15
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999, or

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

Yes      [ X ]                   No    [   ]
         -----                         -----

The number of shares of Common Stock without par value outstanding as of December 31, 1999 was 1,178,770.

                                     INDEX

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION
-----------------------------------

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of December 31, 1999

              Consolidated Statements of Operations and
              Comprehensive Loss
              three months ended December 31, 1999 and 1998

              Consolidated Statements of Operations and
              Comprehensive Income (Loss)
              six months ended December 31, 1999 and 1998

              Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998

              Notes to Consolidated Financial Statements
              December 31, 1999

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


SIGNATURES

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS


                                                                      December 31
                                                                          1999
                                                                      ----------
ASSETS                                                                (Unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                            $  131,040
 Trade accounts receivable, less allowance
  of $28,256                                                           1,161,090
 Inventory
   Finished goods                                                        589,730
   Work in process                                                       287,317
   Raw materials                                                         758,581
                                                                      ----------
                                                                       1,635,628

Prepaid expenses and other current assets                                143,190
                                                                      ----------
                    TOTAL CURRENT ASSETS                               3,070,948

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                                  154,956
 Machinery and equipment                                               2,298,045
                                                                      ----------
                                                                       2,453,001
LESS: Accumulated depreciation                                         1,972,279
                                                                      ----------
                                                                         480,722

OTHER ASSETS
  Intangible Assets                                                    1,088,737
  Note Receivable                                                        840,456
                                                                      ----------

                                                                      $5,480,863
                                                                      ==========

               See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS - Continued


                                                                      December 31
                                                                          1999
                                                                      -----------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Bank indebtedness                                                   $   624,961
  Accounts payable                                                        459,491
  Deferred Revenue                                                         42,328
  Accrued expenses                                                        206,058
  Current portion of long term debt and capital lease obligations         920,262
                                                                      -----------
               TOTAL CURRENT LIABILITIES                                2,253,100

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                              663,805

PREFERRED SHARES - Canadian Subsidiary                                  1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 113,707 shares in treasury                               6,309,370
  Accumulated deficit                                                  (5,515,523)
  Treasury stock, at cost                                                 (48,995)
  Accumulated Other Comprehensive Loss                                   (139,041)
                                                                      -----------
               TOTAL STOCKHOLDERS' EQUITY                                 605,811
                                                                      -----------

                                                                      $ 5,480,863
                                                                      ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - (UNAUDITED)

                                                        Three Months Ended
                                                            December 31,
                                                   ----------------------------
                                                        1999             1998
                                                   -----------      -----------
REVENUES
  Net sales                                        $ 1,963,077      $ 1,745,263
  Other income                                         129,340           85,363
                                                   -----------      -----------
                                                     2,092,417        1,830,626

COSTS AND EXPENSES
  Cost of products sold                                931,213          745,172
  Selling, general and administrative                  727,443          785,068
  Research and development                             151,549          142,534
  Interest                                              51,948           65,917
  Depreciation and amortization                        115,240          172,475
  Foreign exchange (income) loss                        (4,156)          10,451
                                                   -----------      -----------
                                                     1,973,237        1,921,617
                                                   -----------      -----------

Income (loss) before income taxes                      119,180          (90,991)

Income taxes                                               -0-           10,500
                                                   -----------      -----------

Net Income (Loss)                                  $   119,180      ($  101,491)
                                                   ===========      ===========

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustment            _411,977        __(6,652)
                                                   -----------      -----------

Total Comprehensive Income (Loss)                  $   531,157      ($  108,053)
                                                   ===========      ===========


Net Income (Loss) per common share                     _ $0.10      ($     0.09)
                                                   ===========      ===========

Weighted average number of common
 shares outstanding                                  1,178,770        1,169,694
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME  (LOSS) - (UNAUDITED)

                                                          Six Months Ended
                                                            December 31,
                                                   ----------------------------
                                                        1999            1998
                                                   -----------      -----------
REVENUES
  Net sales                                        $ 3,978,725      $ 3,858,058
  Other income                                         130,709           94,811
                                                   -----------      -----------
                                                     4,109,434        3,952,869

COSTS AND EXPENSES
  Cost of products sold                              1,902,980        1,679,989
  Selling, general and administrative                1,571,828        1,505,038
  Research and development                             307,394          291,981
  Interest                                             106,004          135,176
  Depreciation and amortization                        237,349          347,566
  Foreign exchange (income) loss                        (8,631)          20,051
                                                   -----------      -----------
                                                     4,116,924        3,979,801
                                                   -----------      -----------

Loss from continuing operations and
   before income taxes                                  (7,490)         (26,932)

Income taxes                                               -0-           14,000
                                                   -----------      -----------

Net Loss                                           ($    7,490)     ($   40,932)
                                                   ===========      ===========

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustment             421,659           20,501
                                                   -----------      -----------

Total Comprehensive Income (Loss)                  $   414,169      ($   25,858)
                                                   ===========      ===========


Net Loss per common share                          ($     0.01)     ($     0.04)
                                                   ===========      ===========

Weighted average number of common
 shares outstanding                                  1,176,350        1,168,525
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                                   Six Months Ended
                                                                    December 31,
                                                              ------------------------
OPERATING ACTIVITIES:                                             1999         1998
                                                              ---------      ---------
Net Loss                                                      ($  7,490)     ( $40,932)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                                 89,785         94,240
    Amortization                                                147,556        253,326
    Decrease in deferred income taxes                                 0         14,000
    Gain from sale of subsidiary                               (108,709)             0
Changes in operating assets and liabilities
    (Increase) decrease in trade accounts receivable           (190,353)       408,375
    (Increase) decrease in inventory                           (103,689)       126,280
    (Increase) decrease in prepaid expenses and other
        current assets                                            5,056        (62,420)
    Increase (decrease) in accounts payable and
       accrued liabilities                                       (3,373)      (220,950)
    Increase in deferred revenue                                 (7,280)       (25,299)
                                                              ---------      ---------
         Net cash provided (used) by operating activities      (178,497)       546,620
                                                              ---------      ---------
INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                                    1              0
  Purchase of property and equipment                            (19,371)       (16,923)
  Capitalized software                                          (78,711)       (41,535)
                                                              ---------      ---------
         Net cash (used) by investing activities                (98,082)       (58,458)
                                                              ---------      ---------
FINANCING ACTIVITIES:
  Increase (decrease) in bank indebtedness                      237,342       (318,163)
  Repayment of long-term debt                                   (79,450)      (196,158)
  Proceeds from issuance of common stock - Employee
    Stock Purchase Plan                                           2,572          3,478
                                                              ---------      ---------
         Net cash provided (used) by financing activities       160,464       (510,843)
                                                              ---------      ---------

  Effect of exchange rate changes on cash                       (14,502)        53,785
                                                              ---------      ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         (130,617)        31,104

CASH AND CASH EQUIVALENTS-BEGINNING                             261,657        258,007
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS-ENDING                              $ 131,040      $ 289,111
                                                              =========      =========
Supplemental disclosure of cash paid for:
  Interest                                                    $ 103,570      $ 133,372

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION

The Company sold the PhotoMed GmbH subsidiary for a sum of $150,001, which included cash of $1.00 and a note of $840,456 consisting of the remaining $150,000 sale price and $690,456 of trade accounts receivable outstanding from PhotoMed as of December 1, 1999.

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1999.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.

NOTE C - SALE OF SUBSIDIARY

On December 1, 1999, the Company sold its one hundred percent ownership of its German subsidiary, PhotoMed GmbH, to the Company's Chairman and Chief Executive Officer, Charles G. Marianik. PhotoMed GmbH entered into an exclusive distributorship of the Company's products in Germany, Scandinavia and several other European countries. In addition, PhotoMed GmbH will retain its exclusive distributorship for Omega/USA in Germany and Austria.

The Company sold the PhotoMed GmbH subsidiary for a sum of $150,001, which included cash of $1.00 and a note of $840,456 consisting of the remaining $150,000 sale price and $690,456 of trade accounts receivable outstanding from PhotoMed as of December 1, 1999.

The operations of PhotoMed GmbH for the two and five months ended November 30, 1999 and the quarter and six months ended December 31, 1998 are included with the results of operations of the Company as a whole in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of PhotoMed for the five months ended November 30, 1999 were net revenues of $809,201, less costs and expenses of $770,497, for income from operations of $38,704. The results of operations of PhotoMed for the two months ended November 30, 1999 were net revenues of $279,399, less costs and expenses of $244,197, for income from operations of $35,202.

PHOTON TECHNOLOGY INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999

NOTE C - SALE OF SUBSIDIARY (continued)

The results of operations of PhotoMed for the six months ended December 31, 1998 were net revenues of $787,271, less costs and expenses of $727,892, for income from operations of $59,379. The results of operations of PhotoMed for the three months ended December 31, 1998 were net revenues of $320,918, less costs and expenses of $324,813, for a loss from operations of $(3,895).

Included with the current fiscal year's consolidated income from operations as other income is a gain of $108,709 from the sale of the PhotoMed GmbH subsidiary.

The results of PhotoMed operations, including the gain of sale of the subsidiary, on a per share performance based on the weighted average number of common shares outstanding for each period was income of $0.12 and $0.12 per share for the quarter and six months ended December 31, 1999, respectively. This is in comparison to a loss of $(0.01) per share and income of $0.05 per share for the same periods in fiscal 1999

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter and six months ended December 31, 1999 of $2.0 million and $4.0 million increased $218,000, or 12.5%, and $121,000, or 3.1%, respectively, compared to the same periods of fiscal 1999. These increases reflect the impact of a higher sales order backlog in the current fiscal year carried over from fiscal 1999.

Total revenues for the quarter and six months ended December 31, 1999 of $2.1 million and $4.1 million, which include net sales and other income, increased $262,000, or 14.3%, and $157,000, or 4.0%, respectively, compared to the same periods of fiscal 1999. This performance reflects both the increased net sales and other income. Other income for the quarter and six months ended December 31, 1999 included a $108,000 gain from sale of the PhotoMed GmbH subsidiary. Other income for the quarter and six months ended December 31, 1998 included $78,000 of deferred revenue recognition of certain customer deposits.

Cost of products sold for the second quarter of fiscal 2000 was $931,000, or 47.4%, of net sales, which compares to $745,000, or 42.7% of net sales for the same period of fiscal 1999. This increase of $186,000, or 25.0%, was primarily due to increased net sales, an increase in service costs, and an $115,000 increase of the reserve for future loss of inventory value against the same period in fiscal 1999. Cost of products sold for the six months ended December 31, 1999 was $1.9 million, or 47.8%, of net sales, which compares to $1.7 million, or 43.5% of net sales for the same period of fiscal 1999. This was an increase of $223,000, or 13.3%, was due to increased net sales, increased service costs, and the aforementioned increase in inventory reserves. Service costs are anticipated to decline accompanying the sale of the PhotoMed GmbH subsidiary and anticipated personnel reductions that have been planned throughout the remainder of the current fiscal year

Selling (including marketing), general and administrative expenses of $727,000, or 37.1% of net sales, for the second quarter of fiscal 2000 decreased $58,000, or 7.3%, in comparison to $785,000, or 45.0% of net sales for the same period in fiscal 1999. For the six month period ended December 31, 1999 these expenses of $1.6 million, or 39.5% of net sales, increased $67,000, or 4.4%, from $1.5 million, or 39.0% of net sales, in fiscal 1999. The increase in selling and marketing expenses of $101,000 for the six-month period in fiscal 2000 was offset by decreases of $34,000 for general and administrative expenses in comparison to the prior fiscal year. General and administrative expenses for the second quarter in fiscal 1999 declined $57,000, or 19.4%, in comparison to the prior fiscal year. After adjusting for the sale of the Photomed GmbH subsidiary, these costs are expected to decline slightly accompanying anticipated personnel reductions that have been planned throughout the remainder of the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)
---------------------------------

Research and development expenses for the second quarter and six months ended December 31, 1999 were $152,000, or 7.7% of net sales and $307,000, or 7.7% of net sales, respectively. In comparison to the prior fiscal year these expenses were $143,000, or 8.2% of net sales for the quarter and $292,000, or 7.6% of net sales for the six-month period. An additional $79,000 of software development expenses, which represents 2.0% of net sales, was capitalized for the six months ended December 31, 1999 in comparison to $42,000 for the same period in fiscal 1999. These expenses are due to the level of project activity for new products.

Interest expense for the six months ended December 31, 1999 of $106,000 decreased $29,000, or 21.6% in comparison to the prior fiscal year. Interest expense for the second quarter of $52,000 decreased $14,000 or 21.2% in comparison to the same period in fiscal 1999. These decreases primarily relate to the decreased level of average bank indebtedness in comparison to the prior fiscal year.

Depreciation and amortization of $115,000 for the second quarter and $237,000 for the six months ended December 31, 1999 decreased $57,000, or 33.2%, and $110,000, or 31.7%, respectively, in comparison to the same periods in fiscal 1999. This decrease was primarily due to no amortization in the fiscal year relating to specific goodwill of the PhotoMed GmbH subsidiary, which was fully amortized by the fourth quarter of fiscal 1999.

Foreign exchange income for the quarter and six months ended December 31, 1999 of $4,000 and $9,000, respectively, compares to losses of $10,000 and $20,000 for the same periods in fiscal 1999, due to a mix of transactional activity.

The Company reported net income of $101,000 for the second quarter, compared to a net loss of $101,000 for the second quarter of the prior fiscal year. For the six months ended December 31, 1999 the net loss was $7,000 in comparison to a net loss of $41,000 for the same period on fiscal 1999. The increase in net sales, the gain on the sale of the PhotoMed GmbH subsidiary, and increases in cost of products sold, and selling, general and administrative expenses discussed above were major impacts on income.

The resulting per share performance based on the weighted average number of common shares outstanding for each period was net income of $0.10 per share and a net loss of $(0.01) for the quarter and six months ended December 31, 1999, in comparison to net losses of $(0.09) and $(0.04) per share for the same periods in fiscal 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital of the Company at December 31, 1999 was $818,000 compared to $1.8 million at June 30, 1999, a decrease of $1.0 million, or 55.6%.

Current assets of $3.1 million decreased $212,000, or 6.58%, from June 30, 1999. This change primarily reflects decreases of $131,000 and $76,000 in cash and accounts receivable, respectively. These changes reflected decreases of 50.0% and 6.1% of these respective balances at June 30, 1999. The decrease in accounts receivable reflects the impact of the sale of the PhotoMed GmbH subsidiary. The inventory balance represented 5.2 months of sales in inventory, which is comparable to the 5.5 months of sales in inventory at June 30, 1999. The trade accounts receivable balance of $1.1 million represents 1.75 months of sales in comparison to 1.88 months of sales at June 30, 1999.

Current liabilities of $2.3 million increased $813,000 or 56.5% in comparison to the balance as of June 30, 1999. This increase was due principally to increases in bank indebtedness and current portion of long-term debt of $87,000 and $761,000, or 16.2% and 476.8% of their respective balances at June 30, 1999. The significant increase of the current portion of long-term debt is due to the inclusion of entire balance of the Covington Capital debt facility as current debt.

As of December 13, 1999 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 13, 2000) and carries an interest rate at the prime rate plus 1.5% (approximately 10.00% at December 31, 1999). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at December 31, 1999 was $624,961. The securities related to the Covington Capital debenture and the MLTV note payable is subordinated to the bank debt.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Venture Fund, Inc., a capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five
(5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,300 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions. The outstanding balance as of December 31, 1999 was $1,262,500 Canadian dollars ($868,600 US). The entire balance of this facility is due in October 2000.

In July 1994, documents were fully executed between the "ODC" and the Company for a term loan facility in the amounts of $500,000 Canadian dollars. The loan credit facility was established to allow production requests for equipment, inventory and training expenditures associated with moving the production operation from New Jersey plant to the London, Ontario plant. The term of repayment was forty (40) months and includes an interest rate of 6.75%. The balance of this debt facility was paid in full in October 1999.

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

YEAR 2000 ISSUE

The Company did not experience any negative problems or results with respect to the Year 2000 issue. However, the Company will continue to monitor for any potential impacts on operations that may currently be unforeseen. The Company believes that the cost of Year 2000 modifications for both internal use software and systems or the Company's products were not material. (The Company estimates the accumulated expenditures relating to Year 2000 issues have not exceeded $100,000).

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
-------  ------------------

         Neither the Company nor any of its subsidiaries is currently a party to nor is any of their property the subject of any legal proceedings which would be material to the business or financial condition of the Company on a consolidated basis.

Item 2.  Changes in Securities.
-------  ----------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities.
-------  --------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         The Company held its annual meeting of shareholders on Friday December 10, 1999. The only matter considered and voted upon at the meeting was the election of three directors for a three-year term each.

         The voting for directors Franklin J. Iris and Dr. Robert E. Curry was 1,170,925 shares for 0 shares against and 3,500 shares withheld, and voting for director M. Grant Brown was 1,170,975 shares for 0 shares against and 3,450 shares withheld.

Item 5.  Other Information.
-------  ------------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)      Exhibits

                  (27) Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: February 15, 2000                  By:  /s/ Charles G. Marianik
                                              ------------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  February 15, 2000                 By:  /s/ William J. Hiltner, III
                                              ------------------------------
                                              William J. Hiltner, III
                                              Corporate Controller