Form 10QSB
period 2000-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2000-05-12
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000, or

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

Issuer's Telephone Number, Including Area Code: (732) 329-0910
                                                --------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [ X ]        No [   ]


The number of shares of Common Stock without par value outstanding as of March 31, 2000 was 1,182,103.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.       FINANCIAL INFORMATION                                     PAGE
-----------------------------------                                     ----

Item 1.       Financial Statements:

              Consolidated Balance Sheets as of March 31, 2000........    3 - 4

              Consolidated Statements of Operations and
              Comprehensive Income (Loss)
              three months ended March 31, 2000 and 1999..............    5

              Consolidated Statements of Operations and
              Comprehensive Income (Loss)
              nine months ended March 31, 2000 and 1999...............    6

              Consolidated Statements of Cash Flows for the
              nine months ended March 31, 2000 and 1999...............    7 - 8

              Notes to Consolidated Financial Statements
              March 31, 2000...........................................   9 - 10

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...........   11 - 14

PART II.      OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings.......................................   15

Item 2.       Changes in Securities...................................   15

Item 3.       Defaults Upon Senior Securities.........................   15

Item 4.       Submission of Matters to a Vote of Security Holders.....   15

Item 5.       Other Information........................................  15

Item 6.       Exhibits and Reports on Form 8-K.........................  15


SIGNATURES ............................................................  16

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                                       March 31
                                                                         2000
                                                                      ----------
ASSETS                                                               (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                                            $  149,484
 Trade accounts receivable, less allowance
  of $4,962                                                            1,061,807
 Inventory
   Finished goods                                                        488,125
   Work in process                                                       239,296
   Raw materials                                                         822,319
                                                                      ----------
                                                                       1,549,740

Prepaid expenses and other current assets                                231,778
                                                                      ----------
                    TOTAL CURRENT ASSETS                               2,992,810

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                                  154,784
 Machinery and equipment                                               2,300,065
                                                                      ----------
                                                                       2,454,849
LESS: Accumulated depreciation                                         2,007,748
                                                                      ----------
                                                                         447,101

OTHER ASSETS
  Intangible Assets                                                    1,134,497
  Note Receivable                                                        840,456
                                                                      ----------

                                                                      $5,414,864
                                                                      ==========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS - Continued

                                                                        March 31
                                                                          2000
                                                                      -----------
                                                                      (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                                   $   571,269
  Accounts payable                                                        450,278
  Deferred Revenue                                                         60,323
  Accrued expenses                                                        189,139
  Current portion of long term debt and capital lease obligations         892,408
                                                                      -----------
               TOTAL CURRENT LIABILITIES                                2,163,417

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                              657,796

PREFERRED SHARES - Canadian Subsidiary                                  1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,292,477 shares,
     including 110,374 shares in treasury                               6,310,870
  Accumulated deficit                                                  (5,476,541)
  Treasury stock, at cost                                                 (48,995)
  Accumulated Other Comprehensive Loss                                   (149,830)
                                                                      -----------
               TOTAL STOCKHOLDERS' EQUITY                                 635,504
                                                                      -----------

                                                                      $ 5,414,864
                                                                      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - (UNAUDITED)

                                                                     Three Months Ended
                                                                           March 31,
                                                                ----------------------------
                                                                    2000             1999
                                                                -----------      -----------
REVENUES
  Net sales                                                     $ 1,579,720      $ 1,853,745
  Other income                                                      109,209           18,554
                                                                -----------      -----------
                                                                  1,688,929        1,872,299

COSTS AND EXPENSES
  Cost of products sold                                             763,820          841,063
  Selling, general and administrative                               580,247          795,613
  Research and development                                          152,910          138,562
  Interest                                                           54,068           68,213
  Depreciation and amortization                                     103,312          176,769
  Foreign exchange (income) loss                                     (4,411)           9,171
                                                                -----------      -----------
                                                                  1,649,946        2,029,391
                                                                -----------      -----------

Income (loss) before income taxes                                    38,983         (157,092)

Income taxes                                                             -0-          10,500
                                                                -----------      -----------

Net Income (Loss)                                               $    38,983      ($  167,592)
                                                                ===========      ===========

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustment                         (10,789)          (49,877)
                                                                -----------      -----------

Total Comprehensive Income (Loss)                               $    28,194      ($  217,469)
                                                                ===========      ===========


Net Income (Loss) per common share                                    $0.03      ($     0.14)
                                                                ===========      ===========

Weighted average number of common
 shares outstanding                                               1,179,326        1,169,694
                                                                ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME  (LOSS) - (UNAUDITED)

                                                        Nine Months Ended
                                                              March 31,
                                                   ----------------------------
                                                       2000            1999
                                                   -----------      -----------
REVENUES
  Net sales                                        $ 5,558,444      $ 5,711,803
  Other income                                         239,918          113,365
                                                   -----------      -----------
                                                     5,798,362        5,825,168

COSTS AND EXPENSES
  Cost of products sold                              2,666,801        2,521,051
  Selling, general and administrative                2,152,075        2,300,650
  Research and development                             460,304          430,544
  Interest                                             160,071          203,389
  Depreciation and amortization                        340,661          524,335
  Foreign exchange (income) loss                       (13,042)          29,222
                                                   -----------      -----------
                                                     5,766,870        6,009,191
                                                   -----------      -----------

Income (Loss) from continuing operations and
   before income taxes                                  31,492         (184,023)

Income taxes                                               -0-           24,500
                                                   -----------      -----------

Net Income (Loss)                                  $    31,492      ($  208,523)
                                                   ===========      ===========

Other Comprehensive Income:
   Foreign Currency Translation Adjustment             410,870           16,913
                                                   -----------      -----------

Total Comprehensive Income (Loss)                  $   442,362      ($  191,610)
                                                   ===========      ===========


Net Income (Loss) per common share                 $      0.03      ($     0.18)
                                                   ===========      ===========

Weighted average number of common
 shares outstanding                                  1,177,527        1,168,915
                                                   ===========      ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                  Nine Months Ended
                                                                       March 31,
                                                              ------------------------
OPERATING ACTIVITIES:                                            2000           1999
                                                              ---------      ---------
Net Income (Loss)                                             $  31,492      ($208,523)
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                                125,646        145,897
    Amortization                                                215,008        378,438
    Decrease in deferred income taxes                                 0         24,500
    Gain from sale of subsidiary                               (108,709)             0
Changes in operating assets and liabilities
    (Increase) decrease in trade accounts receivable            (91,070)       440,346
    (Increase) decrease in inventory                            (17,801)       141,253
    (Increase) decrease in prepaid expenses and other
        current assets                                          (83,532)       (19,411)
    Increase (decrease) in accounts payable and
       accrued liabilities                                      (29,505)      (354,607)
    Increase in deferred revenue                                 10,715        (30,622)
                                                              ---------      ---------
         Net cash provided (used) by operating activities        52,244        517,271
                                                              ---------      ---------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                                    1              0
  Purchase of property and equipment                            (24,379)       (19,812)
  Capitalized software                                         (191,921)       (59,052)
                                                              ---------      ---------
         Net cash (used) by investing activities               (216,300)       (78,864)
                                                              ---------      ---------

FINANCING ACTIVITIES:
  Increase (decrease) in bank indebtedness                      183,650       (356,791)
  Repayment of long-term debt                                  (113,313)      (238,510)
  Proceeds from exercise of stock options                         1,500              0
  Proceeds from issuance of common stock - Employee
    Stock Purchase Plan                                           2,572          3,478
                                                              ---------      ---------
         Net cash provided (used) by financing activities        74,409       (591,823)
                                                              ---------      ---------

  Effect of exchange rate changes on cash                       (22,526)        14,511
                                                              ---------      ---------

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                         (112,173)      (138,905)

CASH AND CASH EQUIVALENTS-BEGINNING                             261,657        258,007
                                                              ---------      ---------

CASH AND CASH EQUIVALENTS-ENDING                              $ 149,484      $ 119,102
                                                              =========      =========

Supplemental disclosure of cash paid for:
  Interest                                                    $ 158,183      $ 203,223


                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION

The Company sold the PhotoMed GmbH subsidiary for a sum of $150,001, which included cash of $1.00 and a note of $840,456, consisting of the remaining $150,000 sale price and $690,456 of trade accounts receivable outstanding from PhotoMed as of December 1, 1999.



                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2000

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1999.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.

NOTE C - DISCONTINUED OPERATIONS

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

The operations of PhotoMed GmbH for the five months ended November 30, 1999 and the quarter and nine months ended March 31, 1999 are included with the results of operations of the Company as a whole in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of PhotoMed for the five months ended November 30, 1999 were net revenues of $809,201, less costs and expenses of $770,497, for income from operations of $38,704.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

March 31, 2000

NOTE C - DISCONTINUED OPERATIONS (continued)

The results of operations of PhotoMed for the nine months ended March 31, 1999 were net revenues of $1,092,147, less costs and expenses of $1,083,434, for income from operations of $8,713. The results of operations of PhotoMed for the three months ended March 31, 1999 were net revenues of $304,876, less costs and expenses of $355,542, for a loss from operations of $(50,666).

Included with the current fiscal year's consolidated income from operations as other income is a gain of $108,709 from the sale of the PhotoMed GmbH subsidiary.

The results of PhotoMed operations, including the gain of sale of the subsidiary, on a per share performance based on the weighted average number of common shares outstanding was income of $0.12 per share for the nine months ended March 31, 2000. This is in comparison to a loss of $(0.04) per share and income of $0.01 per share for the quarter and nine months ended March 31, 1999, respectively.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter and nine months ended March 31, 2000 of $1.6 million and $5.6 million decreased $274,000, or 14.8%, and $153,000, or 2.7%, respectively, compared to the same periods of fiscal 1999. These decreases reflect the impact of the PhotoMed sale offset by a higher sales order backlog in the current fiscal year carried over from fiscal 1999.

Net sales for the North American sales offices for the quarter and nine months ended March 31, 2000 of $1.4 million and $4.0 million increased $72,000, or 5.3%, and $63,000, or 1.6%, respectively, in comparison to the same periods in fiscal 1999. Net sales for the UK sales office for the same periods were $164,000 and $811,000. These amounts reflect a decrease of $47,000, or 22.3%, and an increase of $51,000, or 6.7%, for the three and nine-month periods, respectively. Net sales for PhotoMed for the quarter and nine months ended March 31, 1999 were $299,000 and $999,000, respectively.

Total revenues for the quarter and nine months ended March 31, 2000 of $1.7 million and $5.8 million, which include net sales and other income, decreased $183,000, or 9.8%, and $27,000, or 0.5%, respectively, compared to the same periods of fiscal 1999. This performance reflects impact of decreased net sales resulting from the PhotoMed sale and increased other income. Other income for the quarter and nine months ended March 31, 2000 was $109,000 and $240,000, respectively, and included $103,000 of proceeds from State of New Jersey tax loss sale in the current quarter. Other income for the quarter and nine months ended March 31, 1999 was $19,000 and $113,000, respectively.

Cost of products sold for the third quarter of fiscal 2000 was $764,000, or 48.4% of net sales, which compares to $841,000, or 45.4% of net sales for the same period of fiscal 1999. This decrease of $77,000, or 9.2%, was primarily due to the PhotoMed sale offset by an increase of the reserve for future loss of inventory value against the same period in fiscal 1999. Cost of products sold for PhotoMed for the third quarter of fiscal 1999 was $196,000. Cost of products sold for the nine months ended March 31, 2000 was $2.6 million, or 48.0% of net sales, which compares to $2.5 million, or 44.1% of net sales, for the same period of fiscal 1999. This was an increase of $146,000, or 5.8%, and was primarily due to increased service costs and a $129,000 increase of the aforementioned increase in inventory reserves.

Selling (including marketing), general and administrative expenses of $580,000, or 36.7% of net sales, for the third quarter of fiscal 2000 decreased $215,000, or 27.1%, in comparison to $796,000, or 42.9% of net sales, for the same period in fiscal 1999. This decrease resulted from $132,000 and $83,000 decreases in selling and marketing, and general and administrative expenses, respectively. Selling and marketing expenses for PhotoMed were $103,000 for the third quarter of fiscal 1999.

For the nine-month period ended March 31, 2000 selling, general and administrative expenses of $2.1 million, or 38.7% of net sales, decreased $149,000, or 6.5%, from $2.3 million, or 40.3% of net sales, in fiscal 1999.
This decrease was due primarily to a $143,000 decrease in general and administrative expenses in comparison to the prior fiscal year. Selling and marketing expenses for PhotoMed were $309,000 for the nine-month period of fiscal 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (continued)
---------------------------------

Research and development expenses for the third quarter and nine months ended March 31, 2000 were $153,000, or 9.7% of net sales and $460,000, or 8.3% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $139,000, or 7.5% of net sales for the quarter, and $431,000, or 7.5% of net sales for the nine-month period. An additional $192,000 of software development expenses, which represents 3.4% of net sales, was capitalized for the nine months ended March 31, 2000 in comparison to $59,000 for the same period in fiscal 1999. These expenses are due to the level of project activity for new products.

Interest expense for the nine months ended March 31, 2000 of $160,000 decreased $43,000, or 21.3%, in comparison to the prior fiscal year. Interest expense for the second quarter of $54,000 decreased $14,000, or 20.7%, in comparison to the same period in fiscal 1999. These decreases primarily relate to the decreased level of average bank indebtedness in comparison to the prior fiscal year.

Depreciation and amortization of $103,000 for the third quarter and $341,000 for the nine months ended March 31, 2000 decreased $73,000, or 41.6%, and $184,000, or 35.0%, respectively, in comparison to the same periods in fiscal 1999. These decreases were primarily due to no amortization in the current fiscal year relating to specific goodwill of the PhotoMed GmbH subsidiary, which was fully amortized by the fourth quarter of fiscal 1999, as well as the general impact of the PhotoMed sale. Depreciation and amortization for PhotoMed for the three and nine months ended March 31, 1999 were $45,000 and $148,000, respectively.

Foreign exchange income for the quarter and nine months ended March 31, 2000 of $4,000 and $13,000, respectively, compares to losses of $9,000 and $29,000 for the same periods in fiscal 1999, due to a mix of transactional activity.

The Company reported net income of $39,000 for the third quarter, compared to a net loss of $168,000 for the third quarter of the prior fiscal year. For the nine months ended March 31, 2000 the income was $31,000 in comparison to a net loss of $209,000 for the same period in fiscal 1999. The gain on the sale of the PhotoMed GmbH subsidiary, the proceeds from the tax loss sale, and increases in cost of products sold discussed above were major impacts on income.

The resulting per share performance based on the weighted average number of common shares outstanding for each period was net income of $0.03 and $0.03 per share for the quarter and nine months ended March 31, 2000, in comparison to net losses of $(0.14) and $(0.18) per share for the same periods in fiscal 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital of the Company at March 31, 2000 was $830,000 compared to $1.8 million at June 30, 1999, a decrease of $1.0 million, or 45.0%.

Current assets of $3.0 million decreased $290,000, or 8.8%, from June 30, 1999. This change primarily reflects decreases of $112,000 and $175,000 in cash and accounts receivable, respectively. These changes reflected decreases of 42.9% and 14.1% of these respective balances at June 30, 1999. The decrease in accounts receivable reflects the impact of the sale of the PhotoMed GmbH subsidiary. The inventory balance represented 5.2 months of sales in inventory, which is comparable to the 5.5 months of sales in inventory at June 30, 1999. The trade accounts receivable balance of $1.1 million represents 1.72 months of sales in comparison to 1.88 months of sales at June 30, 1999.

Current liabilities of $2.2 million increased $724,000, or 50.3%, in comparison to the balance as of June 30, 1999. This increase was due principally to an increase in current portion of long-term debt of $733,000, or 459.3% of the balance as of June 30, 1999. The significant increase of the current portion of long-term debt is due to the inclusion of the entire balance of the Covington Capital debt facility as a current debt.

As of December 13, 1999 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 13, 2000) and carries an interest rate at the prime rate plus 1.5% (approximately 10.50% at March 31, 2000). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at March 31, 2000 was $571,269. The securities related to the Covington Capital debenture and the MLTV note payable are subordinated to the bank debt.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

On October 31, 1995, the Company entered into a Debenture agreement for $1.5 million Canadian dollars ($1.1 million US) through C.I.-C.P.A. Business Venture Fund, Inc., a capital fund of Covington Capital Corporation ("Covington Capital") (the "Covington Agreement"). This subordinated debt has a term of five
(5) years at an interest rate of 12% per annum. Payments of principal commenced on November 30, 1996 in the amount of $6,250 Canadian dollars ($4,300 US) per month for a period of forty-eight (48) months with the balance due at the end of the term. This financing was an important source of funds which provided for investment to expand sales territory coverage through addition of personnel, increase marketing support, and continue research and development efforts in both hardware and software for new products and product cost reductions. The outstanding balance as of March 31, 2000 was $1,243,750 Canadian dollars ($854,581 US). The entire balance of this facility is due in October 2000.

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

Item 2.  Changes in Securities.
-------------------------------

         Not Applicable

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

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



                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: May 12, 2000                        By: /s/ Charles G. Marianik
                                              ------------------------
                                              Charles G. Marianik
                                              President, Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)




Date:  May 12, 2000                       By: /s/ William J. Hiltner, III
                                              ---------------------------
                                              William J. Hiltner, III
                                              Corporate Controller