Form 10KSB
period 2000-06-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2000-09-28
CIK 808338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 2000

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from             to
                               -----------    --------------

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


              1009 Lenox Drive, Suite 104, Lawrenceville, NJ 08648
--------------------------------------------------------------------------------
          (Address of principal executive offices, including Zip Code)


Registrant's telephone number, including area code:  (609) 896-0310
                                                    ---------------

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

         State issuer's revenues for its most recent fiscal year.  $7,420,453

         As of September 22, 2000, the registrant had 1,182,273 shares of its Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $3,399,035

                                     Part I

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

PTI moved its head offices from Monmouth Junction, New Jersey to Lawrenceville, New Jersey in July 2,000. PTI sells its products in North America through a direct sales force, located in four different sales offices in the U.S. and Canada.

In June of 1987, the Company incorporated a wholly owned subsidiary, Photon Technology International (Canada) Inc., located in London, Ontario, Canada ("PTI Canada"). PTI Canada's operations include manufacturing, research and development, engineering and product support. PTI consolidated all in-house manufacturing in Canada when it recently moved its head offices in New Jersey and expanded the Canadian plant. The lower Canadian currency and labor costs coupled with the availability of skilled labor, makes PTI's production more cost effective.

Formerly European sales, service, distributors and product distribution were managed from offices located in London England, through an unincorporated branch office of the Company (PTI UK). In September of 1994, PTI established a 51% owned subsidiary, PhotoMed GmbH in Wedel, Germany, to handle sales and service in Germany, Austria, Benelux and Scandinavia, through a direct sales force. In July of 1995, PTI acquired 100% of the subsidiary. On December 1st 1999, PhotoMed was sold to Charles Marianik the President of PTI. The PhotoMed entity will continue to distribute PTI's product in the same geographical area as its primary business. In addition, PhotoMed has taken over service support for all of Europe. The intent of the sale of PhotoMed is to gain access to European financing in order to expand the sales and marketing of PTI's products in Europe and to free up financial resources of PTI for marketing and sales in the rest of the world.

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

PTI has many new products that it will be introducing over the next three years, some of which are its own manufacture, some as a result of corporate parting with other companies. PTI in light of the new product expansion, will continue to upgrade and reorganize its product lines in order to be more effective in marketing and sales. The two main divisions in the product groups are components, Product Group I and systems, Product Groups II, III and IV.

Product Group I - Optical Building Blocks

PTI's components make up this line.  They are composed of:
-        light sources, both conventional and nitrogen and dye lasers
-        fiber optic illuminators
-        light and sampling handling modules,
- various detectors using: photomultipliers, photodiodes and intensified CCD cameras,
- microscope accessories that can be used with virtually any manufacturers microscopes (PTI does not manufacture microscopes.)

PTI has introduced a new line of power supplies and starters for its light sources that reduce RF interference, which has traditionally been a problem with such products since they are used in places where computers and other sensitive instrumentation are subject to interference from the RF. In addition the power supplies and starters are lower in cost of manufacture.

PTI is currently test marketing a new light source line that will offer even more efficient power output than its current light sources. Full product introduction is anticipated in January of 2001. PTI has applied for patent.

As a result of a joint partnership with M.U.T., a German engineering Company, PTI is introducing a new intelligent, portable spectrophotometer. This device has the capability to detect many different types of substances or to analyze light, such as color detection. In addition to the two current models PTI will introduce a full line of accessories. Currently the product is being marketed through the component group, but it is expected that over the next few years the product will become an independent product line.

This product line has a very broad market, since these modules can be used wherever light is used. In addition, the modules are being sold as single units, as well as in several PTI systems. There are significant O.E.M. applications that PTI is currently actively pursuing. This product line is PTI's oldest. The products have been totally redesigned and kept up to the latest technology and specifications.


Product Group II - Fluorescence Microscopy and Imaging

This is a new product line that was reorganized to combine all microscope based fluorescence systems under one product line. Formerly the products were under two separate product groups, the Ratio-Fluorescence Systems (excluding imaging)
- RatioMaster Line and the Fluorescence Imaging Systems ImageMaster Line.

The RatioMaster products were the first PTI systems, introduced in 1987. The RatioMaster systems can detect various ions, or fluorescent-labeled compounds, generally found in living organisms. The products have a wide range of applications in the medical, life science and pharmaceutical areas. They are currently used for research applications to diagnose diseases, monitor drug effects, or to understand various functions of living organisms. The systems can be used to study, in-vivo: tissues, cells, single cells or even events happening at sub-cellular levels.

Because the ImageMaster systems are used with PTI's RatioMaster systems and with microscopes and therefore serve very similar markets PTI has decided to incorporate them into the same product line. Imaging gives the added dimension of spatial resolution. Not only can one detect and measure substances, but one can also tell where they are - or if they are on the move - where they are moving.

The patented RAM technology, developed with the MLTV funding, continues PTI's technological leadership in this area. The RAM technology is used with both RatioMaster and ImageMaster systems.

Added to this  product  line in the  next  fiscal  year is the new  fluorescence
microscopy   systems  (January  2001).   These  systems  are  used  for  routine
fluorescence applications in microscopy.

Product Group III - Spectrofluorometers - QuantaMaster

PTI has recently entered the largest single market in the fluorescence area. Steady state fluorimeters are used in most basic fluorescence applications wherever one has to detect small amount of substances, such as: environmental, pharmaceutical, chemical, medical and process control.

PTI's modular architecture and price is unique in this market. The Company is continuing to add options and accessories to complete the product line. Sales have continued to increase at a steady state for this product line, but PTI is looking at additional financing to fully exploit this product line.

Product Group IV - Fluorescence Life-Time Systems - TimeMaster

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

The unique strobe technique, through the introduction and sales of the StrobeMaster(TM) and LaserStrobe(TM), has started to be recognized and accepted for measuring fluorescence lifetimes as evidenced by the increase in sales of these systems during the early part of the current 2001 fiscal year.

New Product Application Developments

In addition to the development of new or improved products, PTI has started to focus on new and emerging applications that have great future potential. Although these applications may be long term, the lessons learned can be incorporated into existing products keeping PTI's instrumentation state of the art. Given PTI's limited financial resources, we have been judicious in pursuing only a select few hot new opportunities.

New this year is the application of PTI's expertise in fluorescence microscopy to forensics. PTI has developed and sold a specially developed forensic microscopy system for a major U.S. crime lab for the identification of various traces of substances that are found at a crime scene. PTI is currently examining if this market niche is economically viable, since the Company has the expertise to develop routine equipment for use in these types of applications.

PTI's fluorescence instrumentation this summer took a trip with the world famed submersible Elvin, of Titanic fame. The submarine explored black smokers more than a mile in depth on the ocean floor for signs of living organisms, where PTI's instrumentation was used in studying these samples.

PTI  will  continue  to  explore  the  frontiers  of  science  in   fluorescence
applications.   Currently   PTI  has  been   invited  to  explore   fluorescence
applications in outer space.

Sales and Marketing

PTI has made excellent use of the World Wide Web and is currently experimenting with using the WEB in direct sales, which while common for many products would be new for our industry.

The Company's sales are primarily for research and development of analytical measurement applications. The Company will continue to focus on opportunistic areas in both life sciences and physical sciences areas because of the diversity of the markets and different user demands.

Professionals in corporations, universities, government or private labs and hospitals generally make buying decisions for the Company's products. These individuals usually belong to professional organizations, read and receive professional journals and attend trade conferences and seminars. Papers that have been published which discuss the Company's equipment in the research process represent a significant influence on the peers and affiliated groups of such professionals and their industries. Such papers are an important marketing tool for the Company.

In addition to private industry, universities and hospitals, a significant source of the Company's sales comes from government supported purchases (except in the U.S. where health care is privatized). The major market for fluorescence instrumentation is still limited to the developed nations. The U.S. and Canada are by far the largest markets estimated at 30% of the total world market. This is followed by Europe, which is roughly equivalent to the North American market size. The Japanese market is around 10% and has local competition that is successful only in this market area. The remainder of the world accounts for less than 30%.

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

PTI uses a direct sales force in North America, Canada, the UK and Ireland. PhotoMed GmbH, a former subsidiary handles sales directly in Austria, Benelux, Germany, Hungary, Scandinavia and the German part of Switzerland. The rest of the world is handled through dealers from the U.S.

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

The Company's systems compete with fluorescence instruments offered by large corporations such as Perkin Elmer, Hitachi, Jasco and Shimadzu. These corporations have a much higher market profile and significantly greater marketing and financial resources, with the capacity to offer products at a lower price. In addition, many other small companies have attempted to enter the fluorescence market, including IBH, SPEX, Edinburgh, ISS and Universal Imaging.

Proprietary Rights

PTI is a registered trademark of the Company. In addition: FeliX, TimeMaster, QuantaMaster, RatioMaster, Deltascan, PowerArc, PowerFilter, DeltaRam, ImageMaster are registered. The Company endeavors to maintain its know-how and technologies as trade secrets. The Company has one U.S. patent on each of the current Deltascan(TM), RatioMaster(TM) and the TimeMaster(TM) Fluorescence Lifetime systems, with expiration dates ranging from 2005 to 2007. US patent protection was granted in 1997 for the RAM technology. In the current fiscal year the Company has filed for two additional patents. The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

Research and Development

PTI believes that its key strength is its product research. In 2000, the Company spent $627,514 (1999-$603,303), or approximately 8.5% (1999 - 7.6%), of total revenues on research and development, exclusive of capitalized software development costs. In the aggregate the costs were $971,176, or 13.1%, and $669,210, or 8.3%, for the fiscal years 2000 and 1999, respectively. This is above the average by other companies in PTI's industry. PTI not only spends monies for developing new products but is also coming up with new ways to decrease costs while maintaining or even improving existing product performance.

Research and development was in two primary areas in the last two years:

         Cost Reduction

PTI has invested a substantial amount of monies in the reduction of the product costs. The results have allowed the Company to reduce prices, while still maintaining margins and improving product performance. PTI believes that cost benefit analysis will increasingly be a factor in the purchasing decision process. Investing in this type of research will help PTI become more competitive.

The cost of good sold reduction measures are particularly favorable to PTI at the current time in the European Economic Community, where the EU has collapsed against the dollar making U.S. manufactured goods more than 30% more expensive over the last 18 months. Since most of PTI's competitors are U.S. companies or Japanese companies, PTI can reduce its prices and still make a reasonable margin.

         Software

Particularly for systems, an important selling feature is the software that controls the product and helps in analyzing the results. With the constantly changing computers and operating systems, software research has become a significant cost component of research and product development.

Given the scarcity of software personnel, PTI has been particularly successful in recruiting foreign talent to meet the Company's growing software skill needs. As of the current fiscal year more than 80% of programming is now done abroad.

PTI is working on a special project that should make at least the control of its instrumentation hardware immune to changes in computers or software operating systems. This should reduce future software R&D costs.

Backlog

The Company's backlog consists of orders scheduled for delivery within three months. As of June 30, 2000, the Company backlog was $1,488,991 as compared with $1,347,329 as of June 30, 1999.


Manufacturing, Raw Materials and Suppliers

Manufacturing of the Company's products involves optical, mechanical and electronics assembly, including product component and product systems testing to specifications, in order to provide quality control and quality assurance. Some of the process manufacturing requires machining and manufacturing of electronics and optical components. The Company's manufacturing and assembly operations are incorporated within 9,000 square feet facility in London, Ontario, Canada.

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

Human Resources

As of fiscal year ended June 30, 2000, the Company has 47 full-time employees, 17 of who are employed in the United States, 28 of who are employed by the Canadian Subsidiary in London, Ontario, Canada, 2 of who are employed in the London, England sales office. The total employees consist of 23 in manufacturing/operations, 10 in sales and marketing, 5 in product development and 9 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.


ITEM 2.       DESCRIPTION OF PROPERTY

In July 2000, the Company relocated its headquarters to a 4,000 square feet office suite in Lawrenceville, New Jersey primarily for administrative and sales and marketing functions. The lease term is for five years and expires in 2005. The 9,000 square foot London, Ontario facility incorporates primarily production responsibilities, but also includes administrative, sales, and research and development functions. The lease term is for two years and expires in 2001. The new United Kingdom sales office in West Sussex, England is approximately 1,500 square feet and has a renewable quarterly occupancy.


ITEM 3.       LEGAL PROCEEDINGS

There is no material pending legal proceeding involving the Company or any of its properties.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

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

                                  Fiscal 2000                  Fiscal 1999
                                  -----------                  -----------
   Quarter                     High          Low             High         Low
   -------                     ----          ---             ----         ---

1st (Jul. 1-Sep. 30)           1             3/8             3 1/4        2 1/4
2nd (Oct. 1-Dec. 31)           1             1/4             2 1/4        13/16
3rd (Jan. 1-Mar. 31)           14 3/4        1/4             1 1/2        5/8
4th (Apr. 1-Jun. 30)           4 1/2         3/4             1 1/4        7/16

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 2000, the approximate number of holders of record of the common stock of the Company was 156, which does not include those owners who are registered with the Depository Trust Company.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Total revenues for the fiscal year 2000 of $7,420,453 decreased $667,486, or 8.3%, from $8,087,939 in fiscal 1999. Net sales of $7,295,910 decreased $594,133, or 7.5%, from $7,890,043 in fiscal 1999. These decreases reflect the impact of the PhotoMed sale offset by a higher sales order backlog. This performance was offset by an increase in other income. Other revenue for fiscal year 2000 decreased by $73,353, or 37.1%.

Net sales from the North American sales offices of $5,529,370 increased $127,282, or 2.4%, from $5,402,088 in fiscal 1999. Net sales from the UK sales office increased $5,421, or 0.5%, to $1,035,013 in fiscal 2000. Net sales for the former PhotoMed subsidiary were $731,527 and $1,458,363 for fiscal years 2000 and 1999, respectively.

Cost of products sold for fiscal 2000 were $3,592,239, or 48.4% of total revenue, which compares to $3,492,959, or 43.2% of total revenue for fiscal 1999. The increase of $99,280, or 2.8%, was due to an increase of the reserve for future loss of inventory value against fiscal 1999 reserve.

Selling (including marketing), general and administrative expenses of $2,724,766 for fiscal 2000 decreased $400,304, or 12.8%, from $3,125,070 for fiscal 1999.

These expenses as a percentage of total revenue decreased from 38.6% in fiscal 1999 to 36.7% in fiscal 2000. The decrease resulted from $182,947 and $217,357 decreases in selling and marketing and general and administrative expenses, respectively. Selling and marketing expenses for PhotoMed were $197,377 and $415,971 for fiscal years 2000 and 1999, respectively.

Research and development expenses of $627,514, or 8.5% of total revenue for fiscal 2000 increased $24,212, or 4.0%, from $603,303, or 7.5% of total revenue for fiscal 1999. An additional $343,662 of software development expenses, which represents 4.6% of total revenue, were capitalized for fiscal 2000 as compared to $65,908, or 0.8% of total revenue for fiscal 1999. These expenses are due to the level of project activity for new products and software development.

Interest expense of $211,173 decreased $48,090, or 18.5%, from $259,263 in fiscal 1999. This decrease primarily relates to the decreased level of average bank indebtedness and long-term debt throughout fiscal 2000 in comparison to the prior fiscal year.

Depreciation and amortization decreased $256,434, or 35.0%, from $733,303 in fiscal 1999 to $476,869 in fiscal 2000. This decrease was primarily due to no amortization in the current fiscal year relating to specific goodwill of PhotoMed, which was fully amortized in fiscal 1999, as well as the general impact of the PhotoMed sale. Depreciation and amortization for PhotoMed for fiscal 1999 was $187,998.

Foreign exchange net gains in fiscal 2000 of $10,183 compares to losses of $19,904 in the prior fiscal year due to a mix of transactional activity.

Income taxes for the fiscal 1999 were $143,758 resulting from the reduction of deferred tax assets due to the utilization of available non-operating losses in Canada. There was no provision for income taxes in fiscal 2000.

The Company reported net income of $3,864 for fiscal 2000, compared to a net loss of $289,621 for fiscal 1999. The gain on the sale of the PhotoMed subsidiary, the proceeds from the tax loss sale, and increases in the cost of products sold discussed above were the major impacts on income.

The resulting per share performance based on the weighted average number of shares outstanding was net income of $0.01 per share for fiscal 2000 in comparison to net loss of $(0.25) in fiscal 1999.

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


Liquidity and Capital Resources

The working capital of the Company at June 30, 2000 was $1,538,668 compared to $1,843,225 at June 30, 1999, a decrease of $304,577, or 16.5%.

Current assets of $2,878,285 decreased $404,558, or 12.3%, from June 30, 1999. This change primarily reflects decreases of $145,560 and $221,422 in cash and inventory, respectively. The decreases were 55.6% and 13.8% of the respective balances at June 30, 1999. The inventory balance represented 4.6 months of sales in inventory, which is comparable to the 5.5 months of sales in inventory at the end of the preceding year. The trade accounts receivable balance of $1,197,849 represents 1.97 months of sales in comparison to 1.88 months of sales at June 30, 1999.

Current liabilities of $1,339,617 decreased $100,001, or 6.9%, in comparison to the balance as of June 30, 1999. This decrease was due principally to a decrease in bank indebtedness and current portion of long-term debt of $122,525, or 22.8%, and $83,295, or 52.2%, of the respective balances as of June 30, 1999. This decrease was offset by an increase of $77,118, or 155.0%, in deferred revenue in comparison to fiscal 1999.

As of December 14, 1999 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 13, 2000) and carries an interest rate at the prime rate plus 1.5% (11.0% at June 30, 2000). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at June 30, 2000 was $415,286. The securities related to the Covington Capital debenture and the MLTV note payable are subordinated to the bank debt.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,731 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company. The lender has agreed not to require any principal repayments prior to June 30, 2001. This note is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the Covington Capital Corporation promissory note

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. This agreement included a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years. (This expires October 31, 2000.) The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV.

Covington Capital Corporation has agreed not to demand repayment as long as principal repayments are not made on the MLTV debt facility. The Company's plan is to continue to adhere to the current debt repayment schedule by remitting to lender monthly principal payments of $4,219 ($6,250 Canadian), plus interest, beyond the October 2000 payoff date.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, referred to Note I to the Financial Statements). The importance of this financing is that it allowed the Company to pursue its growth goals. The Company had used the proceeds for new product introduction and to expand its sales and marketing coverage.

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


ITEM 7.  FINANCIAL STATEMENTS

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of Ernst & Young LLP, independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear on pages F1 through F29 of this Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 22, 2000.


                          MANAGEMENT
       Name                  Age         Position
       ----                  ---          -------
Charles G. Marianik          54          Chairman of the Board,  President,
                                         Chief Executive Officer and Director

Ronald Kovach                59          Executive Vice President, Secretary
                                         and Director
M. Grant Brown               51          Director
Robert E. Curry              53          Director
Franklin J. Iris             70          Director
James F. Mrazek              59          Director

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended June 30, 2000 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than five percent beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth, for fiscal years ending June 30, 2000, 1999 and 1998, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2000 exceeded $100,000, (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries. The following table also includes individuals who have resigned or terminated employment during the fiscal year 2000 who would otherwise have been included in such table on the basis of salary and bonus for the fiscal year:

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                               Annual Compensation                              Awards
                               -------------------                              ------

NAME AND                                                  Other               Securities
PRINCIPAL                     Fiscal                      Annual              Underlying        All Other
POSITION                       Year       Salary($)       Compensation(1)     Options         Compensation(2)
--------                       ----       ---------       ---------------     --------        ---------------
Charles G. Marianik            2000       $134,340           $33,461              ---              $30,496
Chairman, Chief                1999       $160,000           $33,608           28,333              $37,921
Executive Officer              1998       $196,927           $32,907              ---              $37,389
and President

Ronald J. Kovach               2000       $133,680           $15,235              ---              $ 6,986
Secretary and                  1999       $115,000           $14,802            7,500              $ 6,399
Executive Vice                 1998       $128,593           $18,445              ---              $ 6,202
President-Technology

Howard D. Zumbrun(3)           2000            ---               ---              ---                  ---
Vice President and             1999        $50,000            $7,419              ---                  ---
Chief Financial                1998        $88,378           $10,526            7,000                  ---
Officer




(1) These amounts reflect personal benefits received by each Named Executive Officer during the 2000 fiscal year. These personal benefits include payments made on behalf of those individuals for (a) disability insurance premiums, which include $1,712 for Mr. Marianik and $1,409 for Mr. Kovach; (b) medical expenses not otherwise covered by the group plan; (c) auto allowance, which includes $7,200 for Mr. Marianik, $7,200 for Mr. Kovach, and (d) all income taxes attributed to insurance and personal benefits and paid by the Company as a result of their receipt of these personal benefits, which include approximately $24,548 for Mr. Marianik, approximately $6,625 for Mr. Kovach.

(2) These amounts reflect supplemental term life insurance premiums for each Named Executive Officer, which includes for the 2000 fiscal year a premium of $2,263 for Mr. Kovach. For Mr. Marianik, these amounts also include the premiums of $30,496 for each fiscal year paid on a permanent-whole life insurance policy. For Mr. Kovach, these amounts also include a premium of $4,723 for a permanent-whole life policy.

(3) Mr. Zumbrun resigned as Vice President and Chief Financial Officer, effective December 31, 1998.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended June 30, 2000. No stock appreciation rights were granted to these individuals during such year.


                              Individual Grants(1)
                              -------------------

                       Number of
                      Securities
                      Underlying        % of Total
                        Options       Options Granted     Exercise
                        Granted       to Employees in       Price     Expiration
       Name               (#)(1)        Fiscal Year       ($/Sh)(2)      Date
       ----           ----------       ------------      ----------   ----------

       None
-------------------

(1) All options granted to Named Executive Officer are incentive stock options under the federal tax laws and were granted on June 30, 2000. Pursuant to the option agreement evidencing these options, the options were to become exercisable in three (3) successive equal annual installments, with the first such installment to vest at the grant date.

(2) The exercise price may be paid in cash or in shares of the Company's Common Stock. Alternatively, the option may be exercised through a same-day sale program with no cash outlay required of the optionee.


                          FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 2000. None of the Named Executive Officers exercised any stock options in 2000. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.
                                                      Value of Exercisable/
                                                      Number of Securities
                                                      Unexercisable In-the-
                        Underlying Unexercised        Money Options at
                        Options at June 30, 2000      June 30, 2000       (1)
                        ------------------------      -----------------------

                       Exercisable   Unexercisable  Exercisable   Unexercisable
Charles G. Marianik       56,609         9,445         $20,021       $10,012
Ronald J. Kovach          41,951         2,500          $5,750        $2,875

--------------------

(1) Equal to the fair market value of securities underlying the option at fiscal year end ($2.00) per share) minus the exercise price payable for those securities.

Director Remuneration

Directors have not been paid a fee for serving on the Board or any committees of the Board with the exception of Mr. Brown who will receive a per meeting fee of $750 (Canadian Dollars) as part of the financing agreement with Covington Capital Corporation. Directors are reimbursed for expenses related to attending Board or committee meetings and annually are granted non-qualified stock options to purchase the Company's Common Stock under the automatic option grant provision of the Company's Stock Option Plan, as amended (the "Plan"). In the fiscal year ended June 30, 2000 the Company paid an aggregate of $4,835 for director traveling expenses. In addition, each non-employee director received an option grant to purchase 3,333 shares of Common Stock on December 10, 1999 at an option price of $0.50 per share under the Automatic Option Grant Program in effect for non-employee directors under the Company's Stock Option Plan. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each grant will vest in three successive equal annual installments upon the optionee's completion of each year of Board service over the three-year period measured from the grant date. However, the option shares will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while serving as a Board member.

Employment   Agreements,   Termination  of  Employment   and   Change-In-Control
Agreements

On July 6, 1999, the employment agreement between the Company and Mr. Marianik was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Marianik to a base salary of $210,000 in 2000. Under such agreement, Mr. Marianik is to be employed by the Company in an executive capacity as Chairman of the Board, Chief Executive Officer and President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or (iii) a substantial change in his position with the Company, Mr. Marianik will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile allowance and a life insurance policy, paid in full by the Company.

On July 6, 1999, the employment agreement between the Company and Mr. Kovach was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Kovach to a base salary of $135,000 in 2000. Under such agreement, Mr. Kovach is to be employed by the Company in an executive capacity as Executive Vice President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or
(iii) a substantial change in his position with the Company, Mr. Kovach will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile allowance and a life insurance policy, paid in full by the Company

Pursuant to the express provisions of the Stock Option Plan, the outstanding options under the Plan held by the Chief Executive Officer and the Company's other Named Executive Officer will immediately accelerate in full and become exercisable for all of the shares at the time subject to that option in the event the Company is acquired by merger, consolidation or asset sale, unless the option is to be assumed by the successor corporation or otherwise replaced with a comparable option to purchase the shares of such successor corporation.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth as of September 1, 2000, information with respect to (a) each person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Name of                                Number of         Percent of Class
Beneficial Owner(1)                   Shares Owned         Outstanding (8)
-------------------                   ------------         ---------------
Charles G. Marianik(2)
Princeton Corporate Plaza
1009 Lenox Drive, Suite 104
Lawrenceville, NJ 08648                  408,681                  27.7%

M.L. Technology Ventures, L.P. (6)
3000 Sand Hill Road
Building 4, Suite 270
Menlo Park, CA 94025                     396,825                  26.9%

Michael Winderbaum
120 N. LaSalle, Ste. 2900
Chicago, IL   60602                      119,600                   8.1%

Ronald Kovach(3)                          97,889                   6.6%

Covington Capital Corporation (7)
1 First Canadian Place
100 King Street West
Suite 2620, P.O. Box 165
Toronto, Ontario M5X 1C9                  83,333                   5.6%

James F. Mrazek(5)                        28,666                   1.9%

Franklin J. Iris(4)                       28,014                   1.9%

All Directors and Executive
Officers as a Group (5 persons)(6)     1,043,408                  72.2%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Common Stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.

(2) Includes 56,609 shares that may be acquired within sixty days of September 1, 2000 pursuant to the exercise of stock options.

(3) Includes 41,951 shares that may be acquired within sixty days of September 1, 2000 pursuant to the exercise of stock options.

(4) Includes 21,665 shares that may be acquired within sixty days of September 1, 2000 pursuant to the exercise of stock options.

(5) Includes 24,999 shares that may be acquired within sixty days of September 1, 2000 pursuant to the exercise of stock options.

(6) ML Technology Ventures, LP is represented on the Board of Directors by Dr. Robert Curry. These shares were therefore included as part of the Directors and Executive Officers Group.

(7) Includes 83,333 shares that may be acquired within sixty days of September 1, 2000 pursuant to the exercise of stock options. Mr. Grant Brown represents the Covington Capital Corporation on the Board of Directors. These shares were therefore included as part of the Directors and Executive Officers Group.

(8) In calculation of percentages, there were 1,182,273 outstanding shares plus 292,888 options that could be exercised within sixty days of September 1, 2000. On this basis, for purposes of calculations, the number of shares used is 1,475,161.

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

                  3. Exhibits - See Item  13(a).  Each  management  contract  or compensatory plan or arrangement required to be filed as an exhibit hereto is listed in Exhibit Nos. 4(b), 4(c), 4(d) and 10(a)(1) of Item 13(a).

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

Exhibit 10 (a)(1) Employment  Agreement between Charles G. Marianik and the Company dated June 30, 1990, incorporated by reference from the Company's Annual Report on Form 10-K for year ended June 30, 1990.

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

Exhibit 10 (f)    Stockholders'  Agreement,  incorporated  by reference to the
                  Company's  Registration  Statement on Form  S-18 (Registration
                  No. 33-10943-NY).

Exhibit 10(q)(4)  Ontario Development Corporation Loan Agreement, March 16,
                  1994.

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

Exhibit 10(z)(2)  Loan Document Modification Agreement dated June 10, 1997.

Exhibit 10(z)(3) Stock Purchase Agreement dated December 1, 1999 by and between Photon Technology International, Inc. and Charles G. Marianik.

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


                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.

Date: September 22, 2000                      By:______________________
                                                    Charles G. Marianik
                                                    Chairman of the Board,
                                                    Chief Executive Officer,
                                                    President and
                                                    Principal Executive Officer

Date: September 22, 2000                      By:_______________________
                                                    William J. Hiltner III
                                                    Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                       Title                                           Date

By:                                Chairman of the Board and Chief              September 22, 2000
  ---------------------------
     Charles G. Marianik           Executive Officer, President and
                                   Director, (Principal Executive Officer)

By:_____________________           Executive Vice President,                    September 22, 2000
     Ronald J. Kovach              Corporate Secretary and Director

By:_____________________           Corporate Controller                         September 22, 2000
     William J. Hiltner III

By:                                Director                                     September 22, 2000
     ------------------------
     M. Grant Brown

By:                                Director                                     September 22, 2000
     ------------------------
     Robert E. Curry

By:                                Director                                     September 22, 2000
   --------------------------
     Franklin J. Iris

By:                                Director                                     September 22, 2000
     ------------------------
     James F. Mrazek

                          INDEX TO FINANCIAL STATEMENTS


Photon Technology International, Inc.


The following Consolidated Financial Statements of Photon Technology International, Inc. are included in Item 7:

                                                                            Page

     Report of Independent Auditors..........................................F2

     Consolidated Balance Sheet--As at June 30, 2000.........................F3

     Consolidated Statements of Operations and Comprehensive Income (Loss)
    --For the Years Ended June 30, 2000 and 1999.............................F5

     Consolidated Statements of Stockholders' Equity--For the Years
     Ended June 30, 2000 and 1999............................................F6

     Consolidated Statements of Cash Flows--For the Years Ended
     June 30, 2000 and 1999..................................................F7

     Notes to Consolidated Financial Statements..............................F8


                                      -F1-

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders and the Board of Directors of Photon Technology International, Inc.

We have audited the accompanying consolidated balance sheet of Photon Technology International, Inc. as of June 30, 2000 and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Technology International, Inc. at June 30, 2000 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                           Ernst & Young LLP
                                                           Chartered Accountants



London, Canada
September 1, 2000

                                      -F2-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET As at June 30, 2000 (in U.S.$)
                                                                  2000
                                                                  ----
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                $  116,097
      Trade accounts receivable, less
      allowances of $19,816                                     1,197,849

      Inventory
         Raw materials                                            989,629
         Work in process                                          308,782
         Finished goods                                            83,219
                                                                ---------
                                                                1,381,630

      Prepaid expenses and other current assets                   182,709
                                                                ---------

         TOTAL CURRENT ASSETS                                   2,878,285

PROPERTY AND EQUIPMENT
      Furniture and fixtures                                      153,914
      Machinery and equipment                                   2,232,866
                                                                ---------
                                                                2,386,780

LESS: Accumulated depreciation                                  2,001,364
                                                                ---------
                                                                  385,416

OTHER ASSETS
       Note Receivable (Note M)                                   840,456
       Intangible Assets (Note K)                               1,214,623
                                                                ---------

                                                               $5,318,780
                                                               ==========


See Notes to Consolidated Financial Statements.

                                      -F3-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET -- continued As at June 30, 2000 (in U.S.$)


                                                                         2000
                                                                         ----
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Bank indebtedness (Note C)                                     $  415,286
      Accounts payable                                                  513,477
      Deferred revenue                                                  126,726
      Accrued liabilities (Note L)                                      207,869
      Current maturities of long term debt
         and capital lease obligations (Notes D and E)                   76,259
                                                                     ----------
         TOTAL CURRENT LIABILITIES                                    1,339,617


LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (Notes D and E)                                              1,425,255

PREFERRED SHARES - Canadian subsidiary (Note I)                       1,958,147

COMMITMENTS (Note E)

STOCKHOLDERS' EQUITY (Notes G, J, and N)
      Preferred stock, $1,000 par value: authorized 500
           shares; no shares issued or outstanding;
      Common stock, no par value:  authorized
           3,333,333 shares; issued 1,295,810
           shares, including 113,537 shares
           in treasury stock                                          6,311,465
      Accumulated (deficit)                                         ( 5,504,169)
      Treasury stock, at cost                                       (    48,922)
      Accumulated other comprehensive (loss)                        (   162,613)
                                                                    ------------

         TOTAL STOCKHOLDERS' EQUITY                                     595,761
                                                                    -----------
                                                                     $5,318,780
                                                                    ===========


See Notes to Consolidated Financial Statements.

                                      -F4-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
  COMPREHENSIVE INCOME (LOSS)
For the Years Ended June 30, 2000 and 1999 (in U.S.$)

                                                         2000            1999
                                                         ----            ----
REVENUE
      Net Sales                                        7,295,910         7,890,043
      Other Revenue                                      124,543           197,896
                                                     -----------       -----------
                                                       7,420,453         8,087,939
                                                     -----------       -----------

COSTS AND EXPENSES
      Cost of products sold                            3,592,239         3,492,959
      Selling, general, and administrative             2,724,766         3,125,070
      Research and development                           627,514           603,303
      Interest                                           211,173           259,263
      Depreciation                                       188,636           195,792
      Amortization                                       288,233           537,511
      Foreign exchange (gain) loss                       (10,183)           19,904
                                                     -----------       -----------
                                                       7,622,378         8,233,802
                                                     -----------       -----------

Loss from Operations                                    (201,925)         (145,863)

Other Income
      Gain from sale of subsidiary (Note M)              108,709               -0-
      Sale of state tax losses (Note F)                   97,080               -0-
                                                     -----------       -----------
                                                         205,789               -0-
                                                     -----------       -----------

Income (loss) before income tax expense                    3,864          (145,863)

Income taxes (Note F)                                        -0-           143,758
                                                     -----------       -----------

Net Income (Loss)                                    $     3,864       ($  289,621)
                                                     ===========       ===========

Other Comprehensive Income (Loss):
        Foreign Currency Translation Adjustment          398,087           (21,343)
                                                     -----------       -----------

Total Comprehensive Income (Loss)                    $   401,951       ($  310,964)
                                                     ===========       ===========

Basic Net Income (Loss) per common share             $      0.01       $     (0.25)
                                                     ===========       ===========

Diluted Net Income (Loss) per common share           $      0.01       $     (0.25)
                                                     ===========       ===========

Weighted average number of common shares
outstanding                                            1,178,345         1,169,952
                                                     ===========       ===========



See Notes to Consolidated Financial Statements

                                      -F5-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
For the Years Ended June 30, 2000 and 1999 (in US$)

                                                                                          Accumulated
                                                                           Treasury          Other            Total
                                               Common        Accumulated     Stock,      Comprehensive    Stockholders'
                                                Stock         (Deficit)     At Cost      Income (Loss)       Equity
                                                -----         ---------     -------      -------------       ------

Balance at July 1, 1998                     $6,305,315       $(5,218,412)      $(53,914)      $(539,357)      $493,632

6,573 shares issued under
the Company's Employee
Stock Purchase Plan (Note G)                     3,570                            2,833                          6,403

Net Income (Loss)                                               (289,621)                                     (289,621)

Cumulative foreign currency
   translation adjustment                                                       (21,343)                       (21,343)
                                            ----------       -----------       --------       ---------       --------

Balance at June 30, 1999                     6,308,885        (5,508,033)       (51,081)       (560,700)       189,071


5,011 shares issued under the
Company's Employee Stock
Purchase Plan (Note G)                           1,081                            2,159                          3,240

Exercise of Stock Options                        1,499                                                           1,499

Net Income (Loss)                                                  3,864                                         3,864

Cumulative foreign currency
   translation adjustment                                                                       398,087        398,087
                                            ----------       -----------       --------       ---------       --------
Balance at June 30, 2000                    $6,311,465       $(5,504,169)      $(48,922)      $(162,613)      $595,761
                                            ==========       ============      =========      ==========      ========


                 See Notes to Consolidated Financial Statements

                                      -F6-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS For the Years Ended June 30, 2000 and 1999 (in US$)


                                                                             2000                1999
                                                                             ----                ----
OPERATING ACTIVITIES:
     Net income (loss)                                                    $     3,864       $  (289,621)
     Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
     Depreciation                                                             188,636           195,792
     Amortization                                                             288,229           537,511
     Decrease in deferred tax assets                                                0           143,758
     Gain from sale of subsidiary (Note M)                                   (108,709)                0

Changes in operating assets and liabilities:
     (Increase) decrease in trade accounts receivable                        (225,060)          468,312
     Decrease in inventory                                                    150,309           137,073
     (Increase) decrease in prepaid expenses and
       other current assets                                                   (34,463)           64,743
     Increase (decrease) in accounts payable and accrued liabilities           50,370          (204,711)
     Increase in deferred revenue                                              77,117            20,089
     (Decrease) in customer deposits                                                0          (138,385)
                                                                          -----------       -----------
     Total adjustments                                                        386,429         1,224,182
                                                                          -----------       -----------
Net cash provided (used) by operating activities                              390,293           934,561

INVESTING ACTIVITIES:
     Purchase of property and equipment                                       (35,628)          (37,813)
     Investments in patents                                                    (1,605)           (4,793)
     Capitalized software                                                    (343,662)          (65,910)
                                                                          -----------       -----------
Net cash provided (used) by investing activities                             (380,895)         (108,516)
                                                                          -----------       -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock-
       Employee Stock Purchase Plan                                             3,240             6,403
     Proceeds from exercise of stock options                                    1,499                 0
     Increase (decrease) in bank indebtedness                                  27,667          (555,864)
     Repayment of long-term debt                                              (81,750)         (198,235)
     Payment of capital lease obligations                                     (80,252)          (70,631)
                                                                          -----------       -----------
Net cash provided (used) by financing activities                             (129,596)         (818,327)
                                                                          -----------       -----------

Effect of exchange rate changes on cash                                       (25,362)           (4,068)
                                                                          -----------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (145,560)            3,650
CASH AND CASH EQUIVALENTS - BEGINNING                                         261,657           258,007
                                                                          -----------       -----------
CASH AND CASH EQUIVALENTS - ENDING                                        $   116,097       $   261,657
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                                  $   209,697       $   259,763
                                                                          ===========       ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION
The Company sold the PhotoMed GmbH subsidiary for a sum of $150,001, which included cash of $1 and a note receivable of $150,000.

Included in the PhotoMed note receivable balance of $840,456 are $690,456 of trade accounts receivables and other accumulated transactions outstanding from PhotoMed GmbH as of December 1, 1999.


                 See Notes to Consolidated Financial Statements

                                      -F7-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in US$)

JUNE 30, 2000

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

1.   Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of Photon Technology International, Inc., its wholly owned subsidiaries in Canada and in Germany, until the point of its sale (see Note M.), and its sales office branch in the United Kingdom. All significant inter-company transactions and balances are eliminated on consolidation.

2.   Foreign Currency Translation

     Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of Stockholders' equity as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are reported in operations.

3.   Cash and Cash Equivalents

     Cash and cash equivalents consist of temporary and highly liquid debt instruments with maturity at acquisition of three months or less, and are stated at cost plus accrued interest, which approximates market.


                                      -F8-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

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

6.   Intangible Assets

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

     Technology rights acquired through issuance of the Company's shares of common stock are valued at the bid price of the stock at the date of transaction. These technology rights are being amortized on a straight-line basis over a ten-year term.

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


                                       -F9-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

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

9.   Leases

     Leases are classified as capital or operating leases. Leases, which transfer substantially the entire benefits and risks incident to ownership of property, are accounted for as capital leases. Assets acquired under capital leases are amortized on a straight-line method using rates based on the estimated life of the asset or based on the lease term as appropriate. All other leases are accounted for as operating leases and the related lease payments are charged to expense as incurred.

10. Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 .
                                     -F10-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE B--SEGMENTED INFORMATION

The company is organized and managed as a single business segment being fluorescence and the Company is viewed as single operating segment by the chief operating decision-maker for the purpose of resource allocation and assessing performance.

Geographical financial information for the years ended June 30, is as follows:

                                                        (in thousands)
                                                2000                    1999
                                                ----                    ----
Net sales to unaffiliated customers:
     North America                           $  5,529               $  5,402
     Germany                                      732                  1,458
     United Kingdom                             1,035                  1,030
                                             --------               --------
                                             $  7,296               $  7,890
                                             ========               ========

Net Capital Assets
     North America                             $  378                 $  491
     Germany                                       -0-                    78
     United Kingdom                                 7                     45
                                               ------                 ------

     Total Net Capital Assets                  $  385                 $  614
                                               ======                 ======


Net sales to unaffiliated customers are based on the location of the selling organization. Net capital assets of geographic areas are those assets used in and/or are directly related to the activities of the Company's specific operations in each of the locations.


                                     -F11-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE C--BANK INDEBTEDNESS
                                                                       (in US$)
                                                                          2000
                                                                          ----
Bank indebtedness as of June 30, 2000 consists of:

Working capital line of credit-Silicon Valley Bank                     $415,286
                                                                       ========


On June 26, 1996 the Company secured a working capital line of credit with Silicon Valley Bank for $2,000,000. This credit facility has been extended to December 13, 2000 and bears interest at prime plus 1.5%. (11.0% at June 30, 2000) Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, the common stock of its wholly-owned Canadian subsidiary, and the United Kingdom branch office. The Company retains ownership of intellectual property and is restricted on the pledge of this property to any other party. The advances are based on 75% of eligible domestic and Canadian accounts receivable due within ninety days of invoice date and 90% of eligible foreign or domestic accounts receivable that are covered (supported) by either:
(a) credit insurance; or (b) letters of credit.

NOTE D--LONG TERM DEBT
                                                                     (in US$)
                                                                        2000
                                                                        ----

Details of long-term debt as of June 30, 2000 are as follows:

     Subordinated promissory note payable to a
     Stockholder (MLTV)                                                 $630,761

     12% subordinated promissory note payable to Covington
     Capital Corporation, denominated in Canadian
     dollars ($1,225,000 CDN)                                            826,998
                                                                     -----------

     Total                                                             1,457,759

     Less: current maturities                                             50,632
                                                                      ----------

     Long-term debt, net of current maturities                       $ 1,407,127
                                                                     ===========

                                      -F12-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE D--LONG TERM DEBT--Continued

On September 20, 1995, the Company entered into an agreement with MLTV. MLTV has agreed to waive interest and required payments of principal until all of the outstanding shares currently held by MLTV have been disposed of by MLTV. The lender has agreed not to require any principal repayments prior to June 30, 2001. This note is subordinated to the bank debt with Silicon Valley Bank (Note
C) and ranks equally in priority with the Covington Capital Corporation promissory note.

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. This agreement included a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years. (This expires October 31, 2000.) The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV.

Covington Capital Corporation has agreed not to demand repayment as long as principal repayments are not made on the MLTV debt facility. The Company's plan is to continue to adhere to the current debt repayment schedule by remitting to the lender monthly principal payments of $4,219 ($6,250 Canadian), plus interest, beyond the October 2000 payoff date.

The approximate aggregate amount of all long-term debt maturities for the years ended June 30, 2000 is as follows:

                  2001                        $    50,632
                  2002                          1,407,127
                                              -----------
                                              $ 1,457,759
                                              ===========



                                     -F13-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE E--CAPITAL LEASES OBLIGATIONS AND COMMITMENTS

The Company has entered into capital leases for equipment expiring through August 2002 with aggregate monthly payments of approximately $2,393 ($3,544 Canadian), with interest rates of 9.2% and 10.41%.

Future minimum annual rental commitments under capital leases and non-cancelable operating leases at June 30, 2000 are as follows:

                                              Capital              Operating
                                               Leases                Leases
                                               ------                ------
         2001                                    28,715               206,572
         2002                                    16,692               143,633
         2003                                     2,381               116,798
         2004                                        -0-              115,809
         2005                                        -0-              101,206
         Thereafter                                  -0-                8,448
                                              ----------           ----------

         Total minimum lease payments            47,788              $692,466
                                                                     ========
         Less interest                            4,033
                                              ---------
         Present value of net minimum
         lease payments at June 30, 2000      $  43,755
                                              =========

Equipment under capital leases and accumulated amortization amounted to $266,460 and $146,452, respectively, as of June 30, 2000. Rental expense for operating leases was $255,490 and $267,516 for 2000 and 1999, respectively.


                                     -F14-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE F--INCOME TAXES

At June 30, 2000 the Company has net operating loss carryforwards of approximately $4,173,000 for U.S. federal tax reporting purposes and approximately $150,000 for Canadian federal tax reporting purposes, which expire in varying amounts through 2014 and 2007, respectively. In addition, the company has available scientific research expenditures of approximately $230,000 for Canadian federal tax reporting purposes that do not have an expiration date. The Company also has as of June 30, 2000, unused tax credits of approximately
$117,000 for U.S. Federal tax reporting purposes, which expire in varying amounts through 2003, to offset future income taxes. The tax credits relate to research and development expenditures. As a result of certain transactions involving issuance of the Company's common stock and options to purchase stock, an "ownership" change occurred in 1988 under Section 382 of the U.S. Internal Revenue Code of 1986. Consequently, future utilization of the Company's U.S. net operating loss carry forwards and tax credit carryforwards attributable to periods before the ownership change will restrict the utilization of the loss carryforwards and tax credit carryforwards in a particular year.

The income tax expense for the years ended June 30, consists of the following:

                                                  2000               1999
                                                  ----               ----
  Current                                       $       -0-     $        -0-
  Deferred                                              -0-         143,758
                                                -----------     -----------

  Tax expense                                   $       -0-     $   143,758
                                                ===========     ===========

No provision has been made for the Company's domestic or Canadian operations in 2000 or 1999.

Significant components of the Company's deferred tax assets and liabilities as at June 30, 2000, are as follows:

Deferred Tax Assets                  Current      Non Current         Total
-------------------                  -------      -----------         -----

Accruals/Reserves                   $   56,064    $        -0-   $    56,064
Net Operating Loss Carryforward             -0-     1,418,982      1,418,982
Tax Credits                                 -0-       116,763        116,763
Available Research Expenditures             -0-        79,800         79,800
Other                                   63,018         41,400        104,418
                                    -----------   -----------    -----------

Gross Deferred Tax Asset            $  119,082    $ 1,656,945    $ 1,776,027
                                    ===========   ===========    ===========


                                     -F15-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE F--INCOME TAXES--Continued



Deferred Tax Liabilities                             Current               Non Current             Total
------------------------                             -------               -----------             -----
Amortization of Capitalized Software                        -0-              (245,810)            (245,810)
Depreciation of Property & Equipment                        -0-                (54,461)           (54,461)
                                                    ------------            ----------           ----------

Gross Deferred Tax Liability                                -0-              (300,271)            (300,271)
                                                    -----------              ---------            ---------

                                                       119,082              1,356,674            1,475,756
Valuation Allowance For Deferred Tax
Assets                                                (119,082)            (1,356,674)          (1,475,756)
                                                      ---------            -----------          -----------
Net Deferred Taxes                                 $        -0-          $         -0-         $        -0-
                                                   ============          =============         ============



U.S. and foreign loss from operations before income tax provision for the years ended June 30, 2000 and 1999 is as follows:

                                    2000                            1999
                                    ----                            ----
  U.S.                           $   71,421                      $(370,099)
  Foreign                           (67,557)                       224,236
                                 ----------                      ---------
                                 $    3,864                      $(145,863)
                                ===========                      =========

The U.S. statutory rate of 34% can be reconciled to the effective tax rate for the years ended June 30, as follows:


                                                                            Liability Method
                                                                            ----------------
                                                                         2000                  1999
                                                                         ----                  ----
  Pre-tax income (loss)                                            $    3,864             $(145,863)
                                                                   ==========             ==========
  Provision for taxes at statutory rate                                 1,314               (49,593)
  Goodwill related to start-up of German operations                    (6,968)              (74,736)
  Canadian Research Expenditures                                           -0-              (13,296)
  Change in valuation allowance                                       420,717               236,794
  Decrease in tax asset due to sale of subsidiary                    (338,282)                   -0-
  Foreign tax rates in excess of U.S. Statutory rate                   (4,250)                8,279
  Other                                                               (72,531)               36,310
                                                                    ----------          -----------
  Income tax expense                                            $          -0-          $   143,758
                                                                ==============          ===========


The Company paid no corporate income taxes in 2000 or 1999. One of the Company's subsidiaries, Photon Technology International (Canada) Inc., paid corporate minimum and capital taxes to the Province of Ontario in Canada of $12,150 in 2000 ($7,670 in 1999).

                                     -F16-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE  30, 2000

NOTE F--INCOME TAXES--Continued

In April 2000, the Company completed the sale of its State of New Jersey corporate tax loss carry-forwards and investment tax credits under the State's Technology Tax Transfer Program for $103,277. This sale encompasses both net corporate tax loss carry-forwards and investment tax credits generated through the fiscal year ended June 30, 1998. Net proceeds from the sale, after deducting broker fees, were $97,080.

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

NOTE G--EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan, effective April 1, 1996, to provide eligible employees of the Company (including employees of the Canadian subsidiary) with the opportunity to acquire a proprietary interest in the Company. The number of authorized shares reserved for issuance is 58,246. In 2000, 5,011 shares were issued. (6,573 shares were issued during 1999).

NOTE H--EMPLOYEE RETIREMENT BENEFITS

Effective July 1, 1999 the Company amended its salary reduction employee benefits plan, a qualified plan adopted to conform to the United States Federal tax code section 401(k). (The original plan was adopted effective March 1, 1989.) The Company will provide a matching contribution of 25% of all eligible employees' pre-tax contributions, not to exceed 1.5% of each employee's eligible compensation. The plan covers all full time employees in the United States who elect to participate and who meet the threshold of a minimum of 1,000 hours of service within the plan year. Most of the eligible employees have elected to participate. Each employee's pre-tax contributions are immediately vested upon participation in the plan. The employees' vesting of the Company's matching contribution is based upon length of service as follows:

         Years of Service            Vested%
         ----------------            -------
               1                       20%
               2                       40%
               3                       60%
               4                       80%
               5                      100%



                                     -F17-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE  30, 2000

NOTE H--EMPLOYEE RETIREMENT BENEFITS--Continued

Employees who are terminated prior to 100% vesting forfeit their non-vested portion of the Company's matching contribution. All forfeited balances are allocated to remaining eligible participating employees in the plan according to their respective vested balances. Effective upon adoption of the amendment to the plan, retroactive recognition of service rendered by all eligible employees as July 1, 1999 was executed.

The Company's contribution for year ended June 30, 2000 was $10,211.

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


                                     -F18-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE I--PREFERENCE SHARES--Canadian Subsidiary--Continued

Any holder of a preference share is entitled to require Photon Technology International (Canada), Inc. to redeem all, but no less than all, of such holder's preference shares for the redemption price equal to the then current market price of the Company's common shares, plus any declared and unpaid dividends. The holder of the preference shares has agreed not to exercise its redemption right unless the Company defaults on its obligations under the put agreement. The share provisions also contain an adjustment provision in relation to the redemption price on the basis that each preference share is and is intended to be the equivalent of each common share of the Company, to the effect that any change in the equivalence of the preference shares with the common stock of the Company, as determined in good faith by the board of directors of the Company, will result in such adjustment to the redemption price as is required to re-establish such equivalence.

NOTE J--STOCK OPTIONS AND WARRANTS

The Company adopted a Stock Option Plan (the "Plan") in 1987 to provide incentive and non-qualified common stock options for officers, key employees, and directors of the Company. The number of authorized shares issuable in the option pool is 300,000 at June 30, 2000. The Plan limits the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year to 100,000 shares.

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

                                     -F19-

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

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

For the year ended June 30, 2000, the Company granted 6,666 stock options to directors under the automatic grant programs. In addition, 10,000 stock options were issued to a key employee of which 3,333 were exercised.

233,166 options or 78.8% of the authorized shares in the option pool have been granted as of June 30, 2000, of which 201,222 are exercisable. Of the granted options, 94,661, or 40.0%, are under the automatic option grant program, and 138,505 or 60.0% are under the discretionary option grant program. The exercise price of the common stock options range from $0.38 per share to $7.00 per share, and on a weighted average basis approximates $3.17 per share. The granted and outstanding options have expiration dates ranging from 2000 to 2009.

See Note D for descriptions of the options granted by the Company to C.I. - C.P.A. Business Ventures Fund, Inc.

In addition, Silicon Valley Bank holds a warrant to purchase 5,000 shares of common stock at $3.75 per share which expire November 26, 2001.


                                     -F20-

 PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE K--INTANGIBLE ASSETS

     Intangible assets consist of the following as of June 30, 2000:

     Capitalized software development costs,
         net of accumulated amortization of $851,840         723,172

     Patents, net of accumulated amortization of
         $54,079                                              10,214

     Purchase of technology rights, net of accumulated
         amortization of $393,763                            481,237
                                                         -----------

                                                          $1,214,623
                                                         ===========


The Company capitalized $343,662 of software development costs during fiscal 2000 ($65,908 in 1999). Amortization of capitalized software development costs was $175,688 for 2000 and $272,022 for 1999.

NOTE L--ACCRUED LIABILITIES

Accrued liabilities consist of the following as of June 30, 2000:

Employee compensation and other employee benefits        $  121,820
Accrued travel                                               20,934
Accrued taxes                                                 3,711
Accrued interest                                              2,312
Miscellaneous                                                59,092
                                                         ----------
                                                         $  207,869
                                                         ==========


                                     -F21-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE M - SALE OF SUBSIDIARY

On December 1, 1999, the Company sold its one hundred percent ownership of its German subsidiary, PhotoMed GmbH, to the Company's Chairman and Chief Executive Officer, Charles G. Marianik, who owns 28% of the Company's outstanding stock. PhotoMed GmbH entered into an exclusive distributorship of the Company's products in Germany, Scandinavia and several other European countries for period of seven years. In addition, PhotoMed GmbH will retain its exclusive distributorship for Omega/USA in Germany and Austria.

The sale price was $150,001, which represents the $150,000 initial equity investment made by the Company into the former PhotoMed subsidiary, and $1 cash. The $150,000 is included in a $840,456 note receivable balance due to the Company. The remaining $690,456 balance of this note receivable represents the trade accounts receivable and other transactions due to the Company from the former PhotoMed subsidiary as of the disposal date. (These amounts were previously eliminated on the consolidated reporting basis.) The note receivable is payable within seven (7) years and is non-interest bearing if the entire balance is repaid within one year.

The operations of PhotoMed GmbH for the five months ended November 30, 1999 and the year ended June 30, 1999 are included with the results of operations of the Company as a whole in the Consolidated Statements of Operations and Comprehensive Income (Loss). The results of operations of PhotoMed for the five months ended November 30, 1999 were net revenues of $809,201, less costs and expenses of $770,497, for income from operations of $38,704.

The results of operations of PhotoMed for the year ended June 30, 1999 were net revenues of $1,643,187, less costs and expenses of $1,597,550 for income from operations of $45,637.

Included with the current fiscal year's Consolidated Statement of Operations is a gain of $108,709 from the sale of the PhotoMed GmbH subsidiary.

The results of PhotoMed operations, excluding the gain on sale of the subsidiary, on per share performance based on the weighted average number of common shares outstanding was income of $0.03 per share ($0.03 diluted per share) for the year ended June 30, 2000. This is in comparison to income of $0.04 per share ($0.04 diluted per share) for the year ended June 30, 1999. The gain on the sale of the subsidiary on the weighted average number of common shares outstanding was $0.09 per share for the year ended June 30, 2000.


                                     -F22-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE N--STOCK COMPENSATION

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

Pro forma information regarding net income and earnings per share is required under the Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000: risk-free interest rate of 6.28% (1999-5.67%); dividend yields of 0.0% (1999-0.0%); volatility factors of the expected market price of the Company's common stock of 1.969 (1999-1.812); and a weighted-average expected life of the option of 5 years (1999-5 years).

The Company's pro forma information for the years ended June 30, 2000 and June 30, 1999 is as follows:

                                              2000               1999
                                              ----               ----
Net income (loss) under U.S. GAAP           $   3,864          $(289,621)

Compensation expense per SFAS 123             (25,494)           (81,366)
                                            ----------        -----------

Pro forma net (loss)                         $(21,630)         $(370,987)
                                             =========         ==========

Pro forma net (loss) per common share        $(0.02)             $(0.32)
                                             =======             =======


                                     -F23-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE N--STOCK COMPENSATION--Continued

A summary of the Company's stock option activity, and related information as of June 30, is as follows:

                                                      2000                               1999
                                                      ----                               ----
                                                            Weighted                             Weighted
                                           Number of         Average          Number of           Average
                                            Options       Exercise Price       Options          Exercise Price
                                            -------       --------------       -------          --------------
Outstanding, beginning of year               243,303          $3.40              214,470            $4.07
Granted                                       16,666           0.42               42,499             0.95
Exercised                                     (3,333)          0.38                   -0-              -0-
Expired                                      (23,470)          4.07              (13,666)            6.21
                                             --------          ----              --------            ----

Outstanding, end of year                     233,166          $3.17              243,303            $3.40
                                             =======          =====              =======            =====

Exercisable at end of year                   201,222          $3.49              206,082            $3.71
                                             =======          =====              =======            =====

Weighted-average fair value of
options granted during the period             $0.42                             $0.52
                                              =====                             =====


Exercise prices for options outstanding as of June 30, 2000 range from $0.38 to $7.00. The weighted-average remaining contractual life of those options is 4.56 years.

                                               Weighted
                                Number          Average          Weighted
                           Outstanding at      Remaining          Average
Range of Exercise Prices   June 30, 2000    Contractual Life   Exercise Price
------------------------  --------------    -----------------  --------------
Less than $1.00                49,166             6.22              $0.79
$1.00 to $4.00                164,001             3.73              $3.43
Greater than $4.00             19,999             4.56              $6.87
                          -----------
                              233,166
                          ===========


                                     -F24-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE N--STOCK COMPENSATION--Continued

                                                           Weighted
                                       Number               Average
                                   Exercisable at       Exercise Price at
Range of Exercise Prices           June 30, 2000        June 30, 2000
------------------------          --------------        --------------

Less than $1.00                       23,888                 $0.92
$1.00 to $4.00                       159,557                 $3.49
Greater than $4.00                    17,777                 $6.86
                                  --------------
                                     201,222
                                  ==============

                                     -F25-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE O--RELATED PARTY TRANSACTIONS

The following is the summary of transactions between the Company and PhotoMed GmbH for the fiscal years ended June 30, 2000. (The Company sold its one hundred percent ownership of PhotoMed, effective December 1, 1999 (See Note M.)) Transactions between the Company and PhotoMed through November 30, 1999 were eliminated on the consolidated reporting basis.

                                                                          2000
                                                                          ----

Net Sales to PhotoMed (Post-November 30, 1999)                        $120,300
                                                                      ========

Allocation of Expenses to PhotoMed                                    $110,683
                                                                      ========

Net Purchases from PhotoMed                                             $2,500
                                                                        ======

Services Provided by PhotoMed                                           $7,581
                                                                        ======

As stipulated by the purchase agreement, sales by the Company to PhotoMed continue to be transacted at the same transfer pricing levels that existed when PhotoMed was a subsidiary of the Company. These sales price levels are lower than the pricing levels currently transacted with the Company's other territorial distributors. This pricing arrangement is in effect for the seven-year term of the distribution agreement. (See Note M.)

Allocation of Expenses represents costs incurred by the Company for the direct benefit of PhotoMed as both entities share elements of common management and identifiable shared resources. The expenses included allocation of salaries, taxes and benefits, direct expenses and allocation of certain operational costs.

Services Provided by PhotoMed represent the monthly charges per the agreement between the Company and PhotoMed by which PhotoMed service personnel will assume direct responsibility for service and support for the Company's customers and distributors originating from its United Kingdom sales office. The monthly amount is 4,000 DM plus any direct products costs, which are transacted separately as Net Purchases from PhotoMed.

Included in the accounts receivable balance is $103,483 outstanding from PhotoMed GmbH at June 30, 2000.

                                     -F26-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE O--RELATED PARTY TRANSACTIONS--Continued

In addition, there is a note receivable due to the Company from PhotoMed in the amount of $840,456 as of June 30, 2000. This represents the sum of $690,456 of accounts receivable and other transactions due to the Company as of the disposal date and the $150,001 sale price of the PhotoMed subsidiary. (The accounts receivable balances were previously eliminated on the consolidated reporting basis.) The note receivable is payable within seven (7) years and is non-interest bearing, if the entire balance is repaid within one year. Interest will accrue thereafter on any outstanding balance that has not been repaid as of December 1, 2000 at a rate equal to the Company's effective borrowing rate.


                                     -F27-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE P--COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

NOTE Q--FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair market values of the Company's financial instruments as of June 30, 2000 (in 000's):

                                                        Book          Fair
                                                        Value         Value
                                                        -----         -----
Financial Assets:
  Cash and cash equivalents                             $  116       $  116
  Trade accounts receivable                              1,198        1,198
  Note Receivable                                          840          840

Financial Liabilities:
  Bank indebtedness                                        415          415
  Accounts payable                                         513          513
  Accrued liabilities                                      208          208
  Long Term Debt: (Note D)
     Subordinated promissory note - MLTV                   631          556
     Subordinated promissory note-Covington Capital        827          837
     Capital leases                                         44           43


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


                                     -F28-

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2000

NOTE R--SIGNIFICANT RISKS AND UNCERTAINTIES

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

The Company's major products are electro-optical and light-based instrumentation which utilizes fluorescence technology. The primary-markets served are medical life sciences, physical sciences, environmental and industrial. The Company markets its products worldwide. Markets of particular concentration include North America, Western Europe and the Pacific Rim. The Company's products are primarily used in research, diagnostics testing, monitoring or process/quality control. The Company's customer base includes universities, pharmaceutical companies, hospitals, biotechnology companies and industrial companies. The Company has been in business and serving these markets with products since 1983 and has established a solid customer base which provides repeat and/or referral business. The products are proprietary and patented. The products are very competitive and accepted due to the technical properties of fluorescence such as sensitivity. This allows detection of very small-subcellular amounts of substance with accuracy, non-invasive and non-radioactive characteristic for safety, speed in monitoring changes, visualization of images to monitor changes and relatively low cost. Although there are competing technologies and competition in existing markets for fluorescence technology, the Company does not appear to be materially impacted or limited by this competition.


NOTE S--RECENT ACCOUNTING PRONOUNCEMENTS

Since the 1998 fiscal year, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities, and SFAS 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133". As a result, the SFAS 133 will now be applicable to all fiscal quarters of fiscal years beginning after June 15, 2000 (instead of June 15, 1999). Management is investigating the impact of the new standards on the company, but anticipates that the impact, if any, will not be material.

In addition, in recent years, the AICPA issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-9, a modification of SOP 97-2. Management believes that this pronouncement will not have an impact on the company.

The SEC issued SAB 101, 101A and 101B "Interpretive Guidance on Revenue Recognition". Management also believes that this pronouncement will not have an impact on the company.

                                      -F29-