Form 10QSB
period 2000-09-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2000-11-13
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000,

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


Commission File Number:  33-10943-NY


                  PHOTON TECHNOLOGY INTERNATIONAL, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     NEW JERSEY                                         22-2494774
--------------------------------------------------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


 1009 Lenox Drive, Suite 104, Lawrenceville, NJ           08648
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)


Issuer's Telephone Number, Including Area Code:      (609) 896-0310
                                               ---------------------------------


Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes           X                                  No
      -----------------                               -------------

The number of shares of Common Stock without par value outstanding as of September 30, 2000 was 1,182,273.

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                      INDEX



PART I.       FINANCIAL INFORMATION                                        PAGE
-----------------------------------                                        ----

Item 1.   Financial Statements:

          Consolidated Balance Sheet as of September 30, 2000...............3-4

          Consolidated Statements of Operations and
          Comprehensive Income (Loss) for the
          three months ended September 30, 2000 and 1999.....................5

          Consolidated Statements of Cash Flows for the
          three months ended September 30, 2000 and 1999....................6-7

          Notes to Consolidated Financial Statements
          September 30, 2000.................................................8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................9-12

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings.................................................13

Item 2.   Changes in Securities.............................................13

Item 3.   Defaults Upon Senior Securities...................................13

Item 4.   Submission of Matters to a Vote of Security Holders...............13

Item 5.   Other Information.................................................13

Item 6.   Exhibits and Reports on Form 8-K..................................13


SIGNATURES .................................................................14

                          PART I. FINANCIAL INFORMATION


ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET

                                                    September 30
                                                        2000
                                                    ------------
ASSETS                                               (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                           $  159,074
 Trade accounts receivable, less allowance
  of $19,750                                          1,293,226
 Inventory
   Raw materials                                        839,968
   Work in process                                      271,233
   Finished goods                                       112,512
                                                    -----------
                                                      1,223,713

Prepaid expenses and other current assets               186,623
                                                    -----------
                    TOTAL CURRENT ASSETS              2,862,636

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                  81,333
 Machinery and equipment                              1,227,202
                                                     ----------
                                                      1,308,535
LESS: Accumulated depreciation                          934,306
                                                    -----------
                                                        374,229

OTHER ASSETS

  Intangible Assets                                   1,219,713
  Note Receivable                                       840,456
                                                    -----------
                                                     $5,297,034
                                                    ===========


           See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                                                         September 30
                                                                             2000
                                                                         ------------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                                       $   585,223
  Accounts payable                                                            532,416
  Deferred revenue                                                             61,136
  Accrued liabilities                                                         254,105
  Current maturities of long term debt and capital lease obligations           69,184
                                                                          ------------
               TOTAL CURRENT LIABILITIES                                    1,502,064

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                1,402,520

PREFERRED SHARES - Canadian Subsidiary                                      1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common stock, no par value:  authorized
     3,333,333 shares; issued 1,295,810 shares,
     including 113,537 shares in treasury                                   6,311,465
  Accumulated (deficit)                                                    (5,651,911)
  Treasury stock, at cost                                                     (48,922)
  Accumulated other comprehensive (loss)                                     (176,329)
                                                                          ------------
               TOTAL STOCKHOLDERS' EQUITY                                     434,303
                                                                          ------------
                                                                           $5,297,034
                                                                          ============


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - (UNAUDITED)

                                                               Three Months Ended
                                                                  September 30,

                                                           2000                 1999
                                                           ----                 ----

REVENUES
  Net sales                                            $1,639,377            $2,015,648
  Other income                                             21,634                 1,369
                                                       -----------           -----------
                                                        1,661,011             2,017,017

COSTS AND EXPENSES
  Cost of products sold                                   831,536               971,768
  Selling, general and administrative                     626,821               844,386
  Research and development                                174,774               155,845
  Interest                                                 57,877                54,055
  Depreciation                                             38,346                46,539
  Amortization                                             79,556                75,570
  Foreign exchange (gain)                                    (160)               (4,474)
                                                       -----------           -----------
                                                        1,808,750             2,143,689
                                                       -----------           -----------

(Loss) before income tax expense                         (147,739)             (126,672)

Income taxes                                                   -0-                   -0-
                                                       -----------           -----------

Net (Loss)                                              ($147,739)            ($126,672)
                                                       ===========           ===========

Other Comprehensive Income (Loss), net of tax:
   Foreign Currency Translation Adjustment                (13,716)                9,682
                                                       -----------           -----------

Total Comprehensive (Loss)                              ($161,455)            ($116,990)
                                                       ===========           ===========

Basic Net (Loss) per common share                          ($0.12)               ($0.11)
                                                       ===========           ===========

Diluted Net (Loss) per common share                        ($0.12)               ($0.11)
                                                       ===========           ===========

Weighted average number of common
 shares outstanding                                     1,182,273             1,173,929
                                                       ===========           ===========



                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                         Three Months Ended
                                                                            September 30,

OPERATING ACTIVITIES:                                                 2000                   1999
                                                                      ----                   ----
Net (Loss)                                                          ($147,739)            ($126,672)
Adjustments to reconcile net (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                                       38,346                46,539
    Amortization                                                       79,556                75,570
Changes in operating assets and liabilities
    (Increase) in trade accounts receivable                           (95,377)             (181,907)
    (Increase) decrease in inventory                                  157,917              (196,692)
    (Increase) decrease in prepaid expenses and other
        current assets                                                 (3,914)               26,302
    Increase in accounts payable and
       accrued liabilities                                             65,176               203,467
    Increase (decrease) in deferred revenue                           (65,589)                1,270
                                                                     ---------            ----------
            Net cash provided (used) by operating activities           28,376              (152,123)
                                                                     ---------            ----------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (31,458)               (7,408)
  Capitalized software                                                (84,646)              (22,636)
                                                                     ---------            ----------
         Net cash (used) by investing activities                     (116,104)              (30,044)
                                                                     ---------            ----------

FINANCING ACTIVITIES:
  Increase in bank indebtedness                                       169,934               157,351
  Repayment of long-term debt                                         (29,810)              (46,943)
                                                                     ---------            ----------
         Net cash provided by financing activities                    140,124               110,408
                                                                     ---------            ----------

  Effect of exchange rate changes on cash                              (9,419)                3,802
                                                                     ---------            ----------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                 42,977               (67,957)

CASH AND CASH EQUIVALENTS-BEGINNING                                   116,097               261,657
                                                                     ---------            ----------

CASH AND CASH EQUIVALENTS-ENDING                                     $159,074             $ 193,700
                                                                     =========            ==========

Supplemental disclosure of cash paid for:
  Interest                                                           $ 57,291             $  53,551



                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION

The Company retired and disposed of equipment and fixtures with a gross book value of $1,093,922 in conjunction with relocation of the Company's New Jersey and United Kingdom offices in July 2000. These assets were fully depreciated at the time of retirement and disposal.

The Company sold the PhotoMed GmbH subsidiary on December 1, 1999 for a sum of $150,001, which included cash of $1 and a note receivable of $150,000.

Included in the PhotoMed note receivable balance of $840,456 are $690,456 of trade accounts receivables and other accumulated transactions outstanding from PhotoMed GmbH as of December 1, 1999.



                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2000.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.

NOTE C -- LONG TERM DEBT

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. This agreement included a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years. (These expired October 31, 2000.) The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV. Covington Capital Corporation has agreed not to demand repayment as long as principal repayments are not made on the MLTV debt facility. The Company's plan is to continue to adhere to the current debt repayment schedule by remitting to the lender monthly principal payments of $4,165 ($6,250 Canadian), plus interest, beyond the October 2000 payoff date

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended September 30, 2000 of $1.6 million decreased $376,000, or 18.7%, compared to the same periods of fiscal 2000. These decreases reflect the impact of the PhotoMed sale offset by a higher sales order backlog in the current fiscal year carried over from fiscal 2000.

Net sales for the North American sales offices for the quarter ended September 30, 2000 of $1.5 million increased $276,000, or 22.6%, in comparison to the same periods in fiscal 2000. Net sales for the UK sales office for the same period were $140,000. This amount reflects a decrease of $128,000, or 22.3%, for the three-month period. Net sales for PhotoMed for the three months ended September 30, 1999 were $525,000.

Total revenues for the three months ended September 30, 2000 of $1.7 million, which include net sales and other income, decreased $356,000, or 17.7%, compared to the same periods of fiscal 2000. This performance reflects impact of decreased net sales resulting from the PhotoMed sale.

Cost of products sold for the first quarter of fiscal 2000 was $832,000, or 50.7% of net sales, which compares to $972,000, or 48.2%, of net sales for the same period of fiscal 2000. This decrease of $140,000, or 14.4%, was primarily due to the PhotoMed sale offset by the cost increase due to the increased sales volume against the same period in fiscal 2000. Cost of products sold for PhotoMed for the first quarter of fiscal 2000 was $364,000.

Selling (including marketing), general and administrative expenses of $627,000, or 38.27% of net sales, for the first quarter of fiscal 2001 decreased $218,000, or 25.8%, in comparison to $844,000, or 41.9% of net sales, for the same period in fiscal 2000. This decrease resulted from $203,000 and $14,000 decreases in selling and marketing, and general and administrative expenses, respectively. Selling, general and administrative expenses for PhotoMed were $143,000 for the first quarter of fiscal 2000.

Research and development expenses of $175,000, or 10.7% of net sales, increased $19,000, or 12.1%, in comparison to $156,000, or 7.7% of net sales, for the same period in fiscal 2000. An additional $85,000 of software development expenses, which represents 5.2% of net sales, was capitalized for the three months ended September 30, 2000 in comparison to $23,000 for the same period in fiscal 2000. These expenses are due to the level of project activity for new products.

Interest expense for the three months ended September 30, 2000 of $58,000, or 3.5% of net sales, compares to $54,000, or 2.7% of net sales, for the same period in fiscal 2000. This increase of $4,000, or 7.1%, is primarily due to the slightly higher level of average bank indebtedness in comparison to the prior fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (continued)
---------------------------------

Depreciation and amortization of $118,000 for the three months ended September 30, 2000 compares to $122,000 for the same period in fiscal 2000, a decrease of $4,000, or 3.4%. This net decrease was primarily due to impact of the PhotoMed sale, offset by an increase in amortization due to recent increased capitalization of software development costs. Depreciation and amortization for PhotoMed for the three months ended September 30, 1999 was $17,000.

Foreign exchange gains were minimal for the three months ended September 30, 2000 in comparison to net gains of $4,000 same period in fiscal 2000, due to a mix of transactional activity.

The Company reported a net loss of $148,000 for the first quarter in fiscal year 2001, compared to a net loss of $127,000 for the first quarter of the prior fiscal year. The increases in cost of products sold discussed above was the major impact on income.

The resulting per share performance (basic) based on the weighted average number of common shares outstanding for each period was net loss of $(0.12) per share for the first quarter in comparison to a net loss of $(0.11) per share for the same period in fiscal 2000.The per share performance on a diluted basis was the same as the basic per share performance for each fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital of the Company at March 31, 2000 was $1.4 million compared to $1.5 million at June 30, 2000, a decrease of $178,000 million, or 11.6%.

Current assets of $2.9 million decreased $16,000, or 0.5%, from June 30, 2000. This change primarily reflects a decrease of $158,000 in the inventory balance offset by increases of $43,000 and $95,000 in cash and accounts receivable, respectively. These changes reflected a decrease of 11.4%, and increases of 37.0% and 8.0% of the respective balances at June 30, 2000. The inventory balance represented 4.4 months of sales in inventory, which is comparable to the
4.6 months of sales in inventory at June 30, 2000. The trade accounts receivable balance of $1.3 million represents 2.37 months of sales in comparison to 1.97 months of sales at June 30, 2000.

Current liabilities of $1.5 million increased $162,000, or 12.1%, in comparison to the balance as of June 30, 2000. This increase was due principally to net increases in bank indebtedness of $170,000, or 40.9%, of the balance as of June 30, 2000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

As of December 14, 1999 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a one (1) year term (expiring December 13, 2000) and carries an interest rate at the prime rate plus 1.5% (11.5% at September 30, 2000). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at September 30, 2000 was $585,220. The securities related to the Covington Capital debenture and the MLTV note payable are subordinated to the bank debt.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,731 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company. The lender has agreed not to require any principal repayments prior to June 30, 2001. This note is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the Covington Capital Corporation promissory note

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV. The outstanding balance as of September 30, 2000 was $803,845 ($1,206,250 Canadian).

Covington Capital Corporation has agreed not to demand repayment as long as principal repayments are not made on the MLTV debt facility. The Company's plan is to continue to adhere to the current debt repayment schedule by remitting to lender monthly principal payments of $4,165 ($6,250 Canadian), plus interest, beyond the October 2000 payoff date.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)


LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, refer to Note I to the Financial Statements in Form 10-KSB for June 30, 2000). The importance of this financing is that it allowed the Company to pursue its growth goals. The Company has used this financing for new product introduction and to expand it sales and marketing coverage.

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

Item 5.  Other Information.
---------------------------

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits
                  (27) Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: November 13, 2000             By:  /s/ Charles G. Marianik
                                        ------------------------
                                         Charles G. Marianik
                                         President, Chief Executive Officer
                                         and Director
                                         (Principal Executive Officer)



Date: November 13, 2000             By:  /s/ William J. Hiltner, III
                                       ------------------------------
                                         William J. Hiltner, III
                                         Corporate Controller