Form 10QSB
period 2000-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2001-02-02
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

The number of shares of Common Stock without par value outstanding as of December 31, 2000 was 1,182,659.

                                      INDEX
                                      -----


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.    FINANCIAL INFORMATION                                            PAGE
--------------------------------                                            ----

Item 1.    Financial Statements:

           Consolidated Balance Sheets as of December 31, 2000...........  3 - 4

           Consolidated Statements of Operations and
           Comprehensive Income (Loss)
           three months ended December 31, 2000 and 1999.................      5

           Consolidated Statements of Operations and
           Comprehensive Income (Loss)
           six months ended December 31, 2000 and 1999...................      6

           Consolidated Statements of Cash Flows for the
           three months ended December 31, 2000 and 1999.................  7 - 8

           Consolidated Statements of Cash Flows for the
           six months ended December 31, 2000 and 1999................... 9 - 10

           Notes to Consolidated Financial Statements
           December 31, 2000.............................................11 - 12

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................13 - 17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.............................................     18

Item 2.    Changes in Securities.........................................     18

Item 3.    Defaults Upon Senior Securities...............................     18

Item 4.    Submission of Matters to a Vote of Security Holders...........     18

Item 5.    Other Information.............................................     18

Item 6.    Exhibits and Reports on Form 8-K..............................     18


SIGNATURES...............................................................     19

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS


                                                    December 31,
                                                        2000
                                                    ----------
ASSETS                                              (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                          $  118,886
 Trade accounts receivable, less allowance
  of $22,688                                         1,317,377
 Inventory
   Raw Materials                                       831,523
   Work in process                                     241,281
   Finished Goods                                      117,655
                                                    ----------
                                                     1,190,459

Prepaid expenses and other current assets              127,504
                                                    ----------
                    TOTAL CURRENT ASSETS             2,754,226

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                 81,333
 Machinery and equipment                             1,303,421
                                                    ----------
                                                     1,384,754
LESS: Accumulated depreciation                         983,650
                                                    ----------
                                                       401,104

OTHER ASSETS
  Intangible Assets                                  1,206,047
  Note Receivable                                      822,992
                                                    ----------

                                                    $5,184,369
                                                    ==========



                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                                              December 31,
                                                                 2000
                                                             -----------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                          $   542,583
  Accounts payable                                               511,626
  Deferred Revenue                                               113,966
  Accrued expenses                                               171,601
  Current portion of long term debt
    and capital lease obligations                                 83,011
                                                             -----------
               TOTAL CURRENT LIABILITIES                       1,422,787

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                   1,434,898

PREFERRED SHARES - Canadian Subsidiary                         1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common stock, no par value:  authorized
     3,333,333 shares; issued 1,295,810 shares,
     including 113,151 shares in treasury                      6,311,965
  Accumulated (deficit)                                       (5,735,493)
  Treasury stock, at cost                                        (48,756)
  Accumulated other comprehensive (loss)                        (159,179)
                                                             -----------
               TOTAL STOCKHOLDERS' EQUITY                        368,537
                                                             -----------

                                                             $ 5,184,369
                                                             ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - (UNAUDITED)

                                                             Three Months Ended
                                                                December 31,
                                                    ---------------------------------

                                                       2000                   1999
                                                    -----------           -----------
REVENUES
  Net sales                                         $ 1,580,834           $ 1,963,077
  Other income                                            1,479                20,631
                                                    -----------           -----------
                                                      1,582,313             1,983,708

COSTS AND EXPENSES
  Cost of products sold                                 786,755               931,213
  Selling, general and administrative                   512,335               727,443
  Research and development                              144,449               151,549
  Interest                                               54,472                51,948
  Depreciation and amortization                         131,647               115,240
  Foreign exchange (gain) loss                           18,774                (4,156)
                                                    -----------           -----------
                                                      1,648,432             1,973,237
                                                    -----------           -----------

Income (loss) from Operations                           (66,119)               10,471

Other Income (Expenses)
   Gain (loss) from sale of subsidiary                 (17,464)               108,709
                                                    -----------           -----------

Income (loss) before income taxes                       (83,583)              119,180

Income taxes                                                -0-                   -0-
                                                    -----------           -----------

Net Income (Loss)                                   ($   83,583)          $   119,810
                                                    ===========           ===========

Other Comprehensive Income, net of tax:
   Foreign Currency Translation Adjustment               17,150               411,977
                                                    -----------           -----------

Total Comprehensive Income (Loss)                   ($   66,433)          $   531,157
                                                    ===========           ===========


Basic Net Income (Loss) per common share            ($     0.07)          $      0.10
                                                    ===========           ===========

Diluted Net Income (Loss) per common share          ($     0.07)          $      0.10
                                                    ===========           ===========


Weighted average number of common
 shares outstanding                                   1,182,659             1,178,770
                                                    ===========           ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME  (LOSS) - (UNAUDITED)

                                                              Six Months Ended
                                                                 December 31,
                                                    ---------------------------------

                                                        2000                  1999
                                                    -----------           -----------
REVENUES
  Net sales                                         $ 3,220,211           $ 3,978,725
  Other income                                           23,113                22,000
                                                    -----------           -----------
                                                      3,243,324             4,000,725

COSTS AND EXPENSES
  Cost of products sold                               1,618,291             1,902,980
  Selling, general and administrative                 1,139,156             1,571,828
  Research and development                              319,223               307,394
  Interest                                              112,349               106,004
  Depreciation and amortization                         249,549               237,349
  Foreign exchange (gain) loss                           18,614                (8,631)
                                                    -----------           -----------
                                                      3,457,182             4,116,924
                                                    -----------           -----------

Income (loss) from Operations                          (213,858)             (116,199)

Other Income (Expenses)
   Gain (loss) from sale of subsidiary                  (17,464)              108,709
                                                    -----------           -----------

Income (loss) before income taxes                      (231,322)               (7,490)

Income taxes                                                -0-                   -0-
                                                    -----------           -----------

Net Income (Loss)                                   ($  231,322)          ($    7,490)
                                                    ===========           ===========

Other Comprehensive Income, net of tax:
   Foreign Currency Translation Adjustment                3,434               421,659
                                                    -----------           -----------

Total Comprehensive Income (Loss)                   ($  227,888)          $   414,169
                                                    ===========           ===========


Basic Net Income (Loss) per common share            ($     0.20)          ($     0.01)
                                                    ===========           ===========

Diluted Net Income (Loss) per common share          ($     0.20)          ($     0.01)
                                                    ===========           ===========


Weighted average number of common
 shares outstanding                                   1,182,466             1,176,350
                                                    ===========           ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                             Three Months Ended
                                                                                December 31,
                                                                      -----------------------------

OPERATING ACTIVITIES:                                                    2000                1999
                                                                      ---------           ---------
Net Income (Loss)                                                     ($ 83,583)          $ 119,180
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                                         46,762              43,246
    Amortization                                                         84,886              71,986
    (Gain) loss from sale of subsidiary                                  17,464            (108,709)
Changes in operating assets and liabilities
    (Increase) decrease in trade accounts receivable                    (24,151)             (8,446)
    (Increase) decrease in inventory                                     33,254              93,003
    (Increase) decrease in prepaid expenses and other
        current assets                                                   59,119             (21,246)
    Increase (decrease) in accounts payable and
       accrued liabilities                                             (103,294)           (206,840)
    Increase (decrease) in deferred revenue                              52,830              (8,550)
                                                                      ---------           ---------
            Net cash provided (used) by operating activities             83,287             (26,376)
                                                                      ---------           ---------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                                          -0-                   1
  Purchase of property and equipment                                    (74,936)            (11,963)
  Capitalized software                                                  (71,221)            (56,075)
                                                                      ---------           ---------
         Net cash provided (used) by investing activities              (146,157)            (68,037)
                                                                      ---------           ---------

FINANCING ACTIVITIES:
  Increase (decrease) in bank indebtedness                              (42,639)             79,991
  Capital lease obligation incurred                                      47,896                 -0-
  Repayment of long-term debt                                            (1,691)            (32,507)
  Proceeds from issuance of common stock - Employee
    Stock Purchase Plan                                                     666               2,572
                                                                      ---------           ---------
         Net cash provided (used) by financing activities                 4,232              50,056
                                                                      ---------           ---------

  Effect of exchange rate changes on cash                                18,449             (18,304)
                                                                      ---------           ---------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  (40,189)            (62,661)

CASH AND CASH EQUIVALENTS-BEGINNING                                     159,075             193,701
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS-ENDING                                      $ 118,886           $ 131,040
                                                                      =========           =========

Supplemental disclosure of cash paid for:
  Interest                                                            $  54,088           $  52,260


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

For the quarter ended December 31, 2000, the Company reserved $17,464 against the future collection of the entire note receivable balance.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                              Six Months Ended
                                                                                December 31,
                                                                      -----------------------------

OPERATING ACTIVITIES:                                                    2000                1999
                                                                      ---------           ---------
Net Income (Loss)                                                     ($231,322)          ($  7,490)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                                         85,108              89,785
    Amortization                                                        164,442             147,556
    (Gain) loss from sale of subsidiary                                  17,464            (108,709)
Changes in operating assets and liabilities
    (Increase) decrease in trade accounts receivable                   (119,527)           (190,353)
    (Increase) decrease in inventory                                    191,171            (103,689)
    (Increase) decrease in prepaid expenses and other
        current assets                                                   55,203               5,056
    Increase (decrease) in accounts payable and
       accrued liabilities                                              (38,119)             (3,373)
    Increase (decrease) in deferred revenue                             (12,759)             (7,280)
                                                                      ---------           ---------
            Net cash provided (used) by operating activities            111,661            (178,497)
                                                                      ---------           ---------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                                          -0-                   1
  Purchase of property and equipment                                   (106,394)            (19,371)
  Capitalized software                                                 (155,867)            (78,711)
                                                                      ---------           ---------
         Net cash provided (used) by investing activities              (262,261)            (98,082)
                                                                      ---------           ---------

FINANCING ACTIVITIES:
  Increase (decrease) in bank indebtedness                              127,295             237,342
  Capital lease obligation incurred                                      47,896                 -0-
  Repayment of long-term debt                                           (31,501)            (79,450)
  Proceeds from issuance of common stock - Employee
    Stock Purchase Plan                                                     666               2,572
                                                                      ---------           ---------
         Net cash provided (used) by financing activities               144,356             160,464
                                                                      ---------           ---------

  Effect of exchange rate changes on cash                                 9,033             (14,502)
                                                                      ---------           ---------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                    2,789            (130,617)

CASH AND CASH EQUIVALENTS-BEGINNING                                     116,097             261,657
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS-ENDING                                      $ 118,886           $ 131,040
                                                                      =========           =========

Supplemental disclosure of cash paid for:
  Interest                                                            $ 111,379           $ 105,811


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

For the quarter ended December 31, 2000, the Company reserved $17,464 against the future collection of the entire note receivable balance.






                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2000.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.

NOTE C -- LONG TERM DEBT

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. This agreement included a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years. (These expired October 31, 2000.) The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks equally in priority with the subordinated promissory note payable to MLTV. Covington Capital Corporation has agreed not to demand repayment as long as principal repayments are not made on the MLTV debt facility. The Company's plan is to continue to adhere to the current debt repayment schedule by remitting to the lender monthly principal payments of $4,165 ($6,250 Canadian), plus interest, beyond the October 2000 payoff date

PHOTON TECHNOLOGY INTERNATIONAL, INC.

December 31, 2000

NOTE D - SALE OF SUBSIDIARY

For the quarter ended December 31, 2000, the Company reserved $17,464 against the future collection of the entire note receivable balance due from PhotoMed GmbH, which has a gross value of $840,456. The sale of the PhotoMed subsidiary was concluded on December 1, 1999. (Please refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2000 for additional details.)

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

Net sales for the quarter and six months ended December 31, 2000 of $1.6 million and $3.2 million decreased $382,000, or 19.5%, and $759,000, or 19.1%, respectively, compared to the same periods of fiscal 2000. These decreases reflect the impact of the PhotoMed sale offset by a higher sales order backlog in the current fiscal year carried over from fiscal 2000.

Net sales for the North American sales offices for the quarter and six months ended December 31, 2000 of $1.5 million and $3.0 million increased $168,000, or 12.2%, and $444,000, or 17.1%, respectively, in comparison to the same periods in fiscal 2000. Net sales for the UK sales office for the same periods were $36,000 and $176,000. These amounts reflect decreases of $343,000, or 90.4%, and $471,000, or 72.7%, for the three and six-month periods, respectively. Net sales for PhotoMed for the quarter and six months ended December 31, 1999 were $207,000 and $732,000, respectively.

Total revenues for the quarter and six months ended December 31, 2000 of $1.6 million and $3.2 million, which include net sales and other income, decreased $401,000, or 20.2%, and $757,000, or 18.9%, respectively, compared to the same periods of fiscal 2000. This performance reflects impact of decreased net sales resulting from the PhotoMed sale. Other income for the quarter and six months ended December 31, 2000 was $1,000 and $23,000, respectively. Other income for the quarter and six months ended December 31, 1999 was $21,000 and $22,000, respectively.

Cost of products sold for the second quarter of fiscal 2001 was $787,000, or 49.8% of net sales, which compares to $931,000, or 47.4% of net sales for the same period of fiscal 2000. This decrease of $144,000, or 15.5%, was primarily due to the PhotoMed sale offset by an increase of the reserve for future loss of inventory value against the same period in fiscal 2000. Cost of products sold for the six months ended December 31, 2000 was $1.6 million, or 50.3% of net sales, which compares to $1.9 million, or 47.8% of net sales, for the same period of fiscal 2000. This was a decrease of $285,000, or 15.0%, and was primarily due to the PhotoMed sale and the aforementioned increase in inventory reserves. Cost of products sold for PhotoMed for the three and six months ended December 31, 1999 were $158,000 and $523,000, respectively.

Selling (including marketing), general and administrative expenses of $512,000, or 32.4% of net sales, for the second quarter of fiscal 2001 decreased $215,000, or 29.6%, in comparison to $727,000, or 37.1% of net sales, for the same period in fiscal 2000. This decline resulted from $143,000 and $72,000 decreases in selling and marketing, and general and administrative expenses, respectively. Selling expenses for the UK sales office of $37,000 for the three months ended December 31, 2000 decreased $117,000, or 76.1%. in comparison to the same period in the prior fiscal year. Selling and marketing expenses for PhotoMed were $67,000 for the second quarter of fiscal 2000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------------------

For the six-month period ended December 31, 2000 selling, general and administrative expenses of $1.1 million, or 35.4% of net sales, decreased $433,000, or 27.5%, from $1.6 million, or 39.5% of net sales, in fiscal 2000. This decrease resulted from $346,000 and $86,000 decreases in selling and marketing, and general and administrative expenses, respectively. Selling expenses for the UK sales office of $122,000 for the six months ended December 31, 2000 decreased $177,000, or 59.1%, in comparison to the same period in the prior fiscal year. Selling and marketing expenses for PhotoMed were $197,000 for the six-month period of fiscal 2000.

Research and development expenses for the second quarter and six months ended December 31, 2000 were $144,000, or 9.1% of net sales and $319,000, or 9.9% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $152,000, or 7.7% of net sales for the quarter, and $307,000, or 7.7% of net sales for the six-month period. An additional $156,000 of software development expenses, which represents 4.8% of net sales, was capitalized for the six months ended December 31, 2000 in comparison to $79,000 for the same period in fiscal 2000. These expenses are due to the level of project activity for new products.

Interest  expense  for  the six  months  ended  December  31,  2000 of  $112,000 increased $6,000, or 6.0%, in comparison to the prior fiscal year. Interest expense for the second quarter of $54,000 increased $2,000, or 4.9%, in comparison to the same period in fiscal 2000. These increases primarily relate to the increased level of the average borrowing rate of the current bank facility for the respective periods.

Depreciation and amortization of $132,000 for the second quarter and $250,000 for the six months ended December 31, 2000 increased $16,000, or 14.2%, and $12,000, or 5.1%, respectively, in comparison to the same periods in fiscal 2000. These increases were due to an increase in amortization in relationship to the current increased level of software development costs incurred. Depreciation and amortization for PhotoMed for the three and six months ended December 31, 1999 were $11,000 and $27,000, respectively.

Foreign exchange losses for the quarter and six months ended December 31, 2000 of $19,000 and $18,000, respectively, compares to income of $4,000 and $9,000 for the same periods in fiscal 2000, due to a mix of transactional activity.

The Company reported a net loss of $84,000 for the second quarter, compared to net income of $119,000 for the second quarter of the prior fiscal year. For the six months ended December 31, 2000 the net loss was $231,000 in comparison to a net loss of $7,000 for the same period in fiscal 2000. The increases in cost of products sold and the significant decline in net sales from the UK office discussed above were major impacts on income.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------------------

The resulting per share performance (basic) based on the weighted average number of common shares outstanding for each period was a net loss of $(0.07) and $(0.20) per share for the quarter and six months ended December 31, 2000, in comparison to net income of $0.10 and a net less $(0.01) per share for the same periods in fiscal 2000. The per share performance on a diluted basis was the same as the basic per share performance for each fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital of the Company at March 31, 2000 was $1.3 million compared to $1.5 million at June 30, 2000, a decrease of $207,000 million, or 13.5%.

Current assets of $2.8 million decreased $124,000, or 4.3%, from June 30, 2000. This change primarily reflects decreases of $191,000 and $55,000 in the inventory and prepaid expenses balances, respectively, offset by an increase of $120,000 in accounts receivable. These changes reflected decreases of 13.8% and 30.2%, and an increase of 10.0% of the respective balances at June 30, 2000. The inventory balance represented 4.4 months of sales in inventory, which is comparable to the 4.6 months of sales in inventory at June 30, 2000. The trade accounts receivable balance of $1.3 million represents 2.45 months of sales in comparison to 1.97 months of sales at June 30, 2000.

Current liabilities of $1.4 million increased $83,000, or 6.2%, in comparison to the balance as of June 30, 2000. This increase was due principally to net increases in bank indebtedness of $127,000, or 30.7%, of the balance as of June 30, 2000.

As of December 14, 2000 the Company renewed, on an interim basis, its working capital line of credit with Silicon Valley Bank of California for $2,000,000. This credit facility has a two-month term (expiring February 13, 2001) and carries an interest rate at the prime rate plus 1.5% (11.5% at December 31, 2000). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 75% against eligible domestic and Canadian receivables within ninety (90) days from invoice date and 90% against insured or letter of credit domestic and foreign receivables. The Company is not required to pay the outstanding balance in full at any time during the term of the note. The balance outstanding at December 31, 2000 was $542,581. The securities related to the Covington Capital debenture and the MLTV note payable are subordinated to the bank debt.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

The Company expects to replace this interim credit facility with a modified credit facility with Silicon Valley Bank for the normal one-year term by the February 13, 2001 expiration date. This interim facility was necessary as it was time prohibitive for the Bank for their internal reasons to conclude the agreement. The terms and conditions of this new modified facility have not yet been fully determined as of the date of these statements. However, the Company's management anticipates the final conditions to similar to the existing facility and there will be no significant impact on the Company's current access to its credit resources.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,731 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company. The lender has agreed not to require any principal repayments prior to June 30, 2001. This note is subordinated to the bank debt with Silicon Valley Bank and exceeds in priority with regard to the Covington Capital Corporation promissory note

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks below the subordinated promissory note payable to MLTV in priority. The outstanding balance as of December 31, 2000 was $791,350 ($1,187,500 Canadian).

Covington Capital Corporation has agreed not to demand repayment as long as principal repayments are not made on the MLTV debt facility. The Company's plan is to continue to adhere to the current debt repayment schedule by remitting to the lender monthly principal payments of $4,165 ($6,250 Canadian), plus interest, beyond the October 2000 payoff date.

On March 7, 1997, the Company raised its first significant equity financing since 1987, for $2,000,000, net $1,958,147 (for detail on specific terms, refer to Note I to the Financial Statements in Form 10-KSB for June 30, 1999). The importance of this financing is that it allowed the Company to pursue its growth goals. The Company used the financing for new product introduction and to expand it sales and marketing coverage.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         The Company held its annual meeting of stockholders on Thursday January 4, 2001. The only matter considered and voted upon at the meeting was the election of one director for a three-year term

         The voting for director James F. Mzarek was 1,159,231 shares for, no shares against, and 255 shares withheld.

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



                                    PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: January 31, 2001              By: /s/ Charles G. Marianik
                                        ------------------------
                                        Charles G. Marianik
                                        President, Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)




Date:  January 31, 2001             By: /s/ William J. Hiltner, III
                                        ------------------------------
                                        William J. Hiltner, III
                                        Corporate Controller