Form 10QSB
period 2001-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2001-05-14
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number:  33-10943-NY

                      PHOTON TECHNOLOGY INTERNATIONAL, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        NEW JERSEY                                        22-2494774
------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

       1009 Lenox Drive, Suite 104, Lawrenceville, NJ         08648
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code:      (609) 896-0310
                                               --------------------------------


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

The number of shares of Common Stock without par value outstanding as of March 31, 2001 was 1,182,659.

                                      INDEX


                                       PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.  FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----

Item 1.  Financial Statements:

         Consolidated Balance Sheet at March 31, 2001.....................3 - 4

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         three months ended March 31, 2001 and 2000.......................    5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         nine months ended March 31, 2001 and 2000........................    6

         Consolidated Statements of Cash Flows for the
         nine months ended March 31, 2001 and 2000........................7 - 8

         Notes to Consolidated Financial Statements
         March 31, 2001...................................................    9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................10-13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................   14

Item 2.  Changes in Securities............................................   14

Item 3.  Defaults Upon Senior Securities..................................   14

Item 4.  Submission of Matters to a Vote of Security Holders..............   14

Item 5.  Other Information................................................   14

Item 6.  Exhibits and Reports on Form 8-K.................................   14

SIGNATURES................................................................   15

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET (UNAUDITED)


                                                      March 31
                                                        2001
                                                    ----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $   39,090
 Trade accounts receivable, less allowance
  of $ 22,537                                        1,206,320
 Inventory
   Finished goods                                      159,539
   Work in process                                     256,096
   Raw materials                                       868,206
                                                    ----------
                                                     1,283,841

Employee and other receivables
                                                        11,349
Prepaid expenses and other current assets              133,952
                                                    ----------
                    TOTAL CURRENT ASSETS             2,674,552

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                409,204
 Machinery and equipment                               941,782
                                                    ----------
                                                     1,350,986
LESS: Accumulated depreciation                         995,959
                                                    ----------
                                                       355,027

OTHER ASSETS
  Intangible assets                                  1,200,952
  Note receivable -  PhotoMed                          793,829
                                                    ----------

TOTAL OTHER ASSETS                                   1,994,781
                                                    ----------


TOTAL ASSETS                                        $5,024,360
                                                    ==========






                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

                                                                             March 31
                                                                               2001
                                                                           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                                        $   266,203
  Accounts payable                                                             567,157
  Deferred revenue                                                             149,036
  Accrued expenses                                                             244,871
  Current portion of long term debt and capital lease obligations               60,734
                                                                           -----------
               TOTAL CURRENT LIABILITIES                                     1,288,001

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                 1,396,602

PREFERRED SHARES - Canadian Subsidiary                                       1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common stock, no par value:  authorized
     3,333,333 shares; issued 1,295,810 shares,
     including shares in treasury                                            6,311,965
  Accumulated deficit                                                       (5,736,025)
  Treasury stock, at cost                                                      (48,756)
  Accumulated other comprehensive loss                                        (145,574)
                                                                           -----------
               TOTAL STOCKHOLDERS' EQUITY                                      381,610
                                                                           -----------

                                                                           $ 5,024,360
                                                                           ===========




                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - (UNAUDITED)

                                                            Three Months Ended
                                                                March 31,
                                                        -------------------------

                                                        2001                  2000
                                                    -----------           -----------
REVENUES
  Net sales                                         $ 1,742,148           $ 1,579,720
  Other income                                           25,937               109,209
                                                    -----------           -----------
                                                      1,768,085             1,688,929

COSTS AND EXPENSES
  Cost of products sold                                 786,327               763,820
  Selling, general and administrative                   630,664               580,247
  Research and development                              163,200               152,910
  Interest                                               49,643                54,068
  Depreciation and amortization                         136,691               103,312
  Foreign exchange (income) loss                          2,091                (4,411)
                                                    -----------           -----------
                                                      1,768,616             1,649,946
                                                    -----------           -----------

Income (loss) before income taxes                          (531)               38,983

Income taxes                                                -0-                   -0-
                                                    -----------           -----------

Net Income (Loss)                                   $      (531)          $    38,983
                                                    ===========           ===========

Other Comprehensive Income (Loss):
   Foreign Currency Translation Adjustment               13,605               (10,789)
                                                    -----------           -----------

Total Comprehensive Income (Loss)                   $    13,074           $    28,194
                                                    ===========           ===========


Net Income (Loss) per common share                  $      0.00           $      0.03
                                                    ===========           ===========

Weighted average number of common
 shares outstanding                                   1,182,659             1,179,326
                                                    ===========           ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME  (LOSS) - (UNAUDITED)

                                                               Nine Months Ended
                                                                  March 31,
                                                          --------------------------

                                                          2001                  2000
                                                      -----------           -----------

REVENUES
  Net sales                                           $ 4,962,359           $ 5,558,444
  Other income                                             58,835               239,918
                                                      -----------           -----------
                                                        5,021,194             5,798,362

COSTS AND EXPENSES
  Cost of products sold                                 2,404,620             2,666,801
  Selling, general and administrative                   1,797,069             2,152,075
  Research and development                                482,423               460,304
  Interest                                                161,991               160,071
  Depreciation and amortization                           386,241               340,661
  Foreign exchange (income) loss                           20,705               (13,042)
                                                      -----------           -----------
                                                        5,253,049             5,766,870
                                                      -----------           -----------

Income (Loss) from continuing operations and
   before income taxes                                   (231,855)               31,492

Income taxes                                                  -0-                   -0-
                                                      -----------           -----------

Net Income (Loss)                                     $  (231,855)          $    31,492
                                                      ===========           ===========

Other Comprehensive Income :
   Foreign Currency Translation Adjustment                 17,039               410,870
                                                      -----------           -----------

Total Comprehensive Income (Loss)                     $  (214,816)          $   442,362
                                                      ===========           ===========


Net Income (Loss) per common share                    $     (0.20)          $      0.03
                                                      ===========           ===========

Weighted average number of common
 shares outstanding                                     1,182,530             1,177,527
                                                      ===========           ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)

                                                                            Nine Months Ended
                                                                                March 31,
                                                                         ------------------------

OPERATING ACTIVITIES:                                                    2001               2000
                                                                      ---------           ---------
Net Income (Loss)                                                     $(231,835)          $  31,492
Adjustments to reconcile net loss to net
  cash provided (used) by operating activities:
    Depreciation                                                        133,780             125,646
    Amortization                                                        252,269             215,008
    Decrease in deferred income taxes                                         0                   0
    Gain from sale of subsidiary                                              0            (108,709)
Changes in operating assets and liabilities
    (Increase) decrease in trade accounts receivable                     (8,470)            (91,070)
    (Increase) decrease in inventory                                     97,790             (17,801)
    (Increase) decrease in prepaid expenses and other
        current assets                                                   37,408             (83,532)
    Increase (decrease) in accounts payable and
       accrued liabilities                                               90,681             (29,505)
    Increase in deferred revenue                                         22,310              10,715
                                                                      ---------           ---------
            Net cash provided (used) by operating activities            393,933              52,244
                                                                      ---------           ---------

INVESTING ACTIVITIES:
  Proceeds from sale of subsidiary                                            0                   1
  Purchase of property and equipment                                   (108,658)            (24,379)
  Capitalized software                                                 (191,971)           (191,921)
                                                                      ---------           ---------
         Net cash (used) by investing activities                       (300,629)           (216,299)
                                                                      ---------           ---------

FINANCING ACTIVITIES:
  Increase (decrease) in bank indebtedness                             (149,083)            183,650
  Repayment of long-term debt                                           (40,808)           (113,313)
  Proceeds from exercise of stock options                                   666               1,500
  Payments of capital lease obligations                                  (3,370)                  0
  Proceeds from issuance of common stock - Employee
    Stock Purchase Plan                                                       0               2,572
                                                                      ---------           ---------
         Net cash provided (used) by financing activities              (192,595)             74,409
                                                                      ---------           ---------

  Effect of exchange rate changes on cash                                22,284             (22,527)
                                                                      ---------           ---------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                  (77,007)           (112,173)

CASH AND CASH EQUIVALENTS-BEGINNING                                     116,097             261,657
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS-ENDING                                      $  39,090           $ 149,484
                                                                      =========           =========

Supplemental disclosure of cash paid for:
  Interest                                                            $ 158,926           $ 158,183

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION

The Company sold the PhotoMed GmbH subsidiary for a sum of $150,001, which included cash of $1.00 and a note of $840,456, consisting of the remaining $150,000 sale price and $690,456 of trade accounts receivable outstanding from PhotoMed as of December 1, 1999. The balance of the note at March 31, 2001 was $793,829.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2001

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2000.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.

NOTE C -- LONG TERM DEBT

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $631,000 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company. The lender has agreed not to require any principal repayments prior to June 30, 2001. This note is subordinated to the bank debt with Silicon Valley Bank and exceeds in priority with regard to the Covington Capital Corporation promissory note. On January 20, 2001, MLTV assigned their interests in the debt to the Company's Chairman and Chief Executive Officer, Charles G. Marianik.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Total revenues for the quarter and nine months ended March 31, 2001 of $1.7 million and $5.0 million increased $79,000, or 4.7%, and decreased $777,000, or 13.4%, respectively, compared to the same periods of fiscal 2000. The increase in the three month period reflects the higher sales order backlog in the current fiscal year carried over from fiscal 2000. The decrease for the nine month period reflects the exclusion of PhotoMed from the current year's results. Net sales for PhotoMed for the nine months ended March 31, 2000 were $809,000.

Cost of products sold for the third quarter of fiscal 2001 was $786,000, or 45.1% of net sales, which compares to $764,000, or 48.4% of net sales for the same period of fiscal 2000. The increase of $22,000, or 2.9%, was due to higher product sales of $162,000. Cost of products sold for the nine months ended March 31, 2001 was $2.4 million, or 48.5% of net sales, which compares to $2.7 million, or 48.0% of net sales, for the same period of fiscal 2000. This was a decrease of $262,000, or 9.8%, and was primarily due to the lower product sales revenue due to the PhotoMed sale. Cost of products sold for PhotoMed for the nine months ended March 31, 2001 was $523,000.

Selling (including marketing), general and administrative expenses of $631,000, or 36.2% of net sales, for the third quarter of fiscal 2001 increased $50,000, or 8.7%, in comparison to $580,000, or 36.7% of net sales, for the same period in fiscal 2000. This was due to an increase in North America general and administrative expenses.

For the nine-month period ended March 31, 2001 selling, general and administrative expenses of $1.8 million, or 36.2% of net sales, decreased $355,000, or 16.5%, from $2.2 million, or 38.7% of net sales, in fiscal 2000. This decrease resulted from the sale of PhotoMed and lower selling and marketing costs at the Company's UK Sales office. Selling and marketing expenses for PhotoMed were $216,000 for the nine-month period of fiscal 2000.

Research and development expenses for the third quarter and nine months ended March 31, 2001 were $163,000, or 9.4% of net sales and $482,000, or 9.7% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $153,000, or 9.7% of net sales for the quarter, and $460,000, or 8.3% of net sales for the nine-month period. An additional $192,000 of software development expenses was capitalized for the nine months ended March 31, 2001 equal to $192,000 for the same period in fiscal 2000. These expenses are due to the level of project activity for new products.

Interest expense for the nine months ended March 31, 2001 of $162,000 increased $2,000 or 1.2%, in comparison to the prior fiscal year. Interest expense for the second quarter of $50,000 decreased $4,000, or 8.2%, in comparison to the same period in fiscal 2000. These decreases primarily relate to decreased level of the average borrowing rate of the current bank facility for the respective periods.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (continued)

Depreciation and amortization of $137,000 for the third quarter and $386,000 for the nine months ended March 31, 2001 increased $34,000, or 32.6%, and $46,000, or 13.4%, respectively, in comparison to the same periods in fiscal 2000. These increases were due to an increase in amortization in relationship to the current increased level of software development costs incurred. Depreciation and amortization for PhotoMed for nine months ended March 31, 2000 were $14,000.

Foreign exchange losses for the quarter and nine months ended March 31, 2001 of $2,000 and $21,000, respectively, compares to income of $4,000 and $13,000 for the same periods in fiscal 2000, due to a mix of transactional activity.

The Company reported a loss of $1,000 for the third quarter, compared to an income of $39,000 for the third quarter of the prior fiscal year. For the nine months ended March 31, 2001 the loss was $232,000 in comparison to a net income of $31,000 for the same period in fiscal 2000. This was due to the impact of the sale of PhotoMed and the significant decline in net sales from the UK office discussed above. Income before interest, taxes, depreciation and amortization was $186,000 and $316,000 for the three and nine months ended March 31, 2001 as compared with $196,000 and $532,000 for the same periods of the prior year.

The resulting per share performance (basic) based on the weighted average number of common shares outstanding for each period was net loss of $0.00 and $0.20 per share for the quarter and nine months ended March 31, 2001, in comparison to net income of $0.03 and $0.03 per share for the same periods in fiscal 2000. The per share performance on a diluted basis was the same as the basic per share performance for each fiscal year.


LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at March 31, 2001 was $1.4 million compared to $1.5 million at June 30, 2000, a decrease of $152,000, or 10%.

Current assets of $2.7 million decreased $204,000, or 7.1%, from June 30, 2000. This change primarily reflects a decrease in inventory. The inventory turns at March 31, 2001 were 2.5 as compared to 2.6 times at June 30, 2000. The trade accounts receivable balance of $1.2 million represents 66 days sales in comparison to 59 days sales at June 30, 2000.

Current liabilities of $1.3 million decreased $52,000 or 4%, in comparison to the balance as of June 30, 2000.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

As of February 26, 2001 the Company  renewed,  on an interim basis,  its working capital line of credit with Silicon Valley Bank of California for $1,000,000. This credit facility expires June 15, 2001, and carries an interest rate at the prime rate plus 2.0% (10% at March 31, 2001). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 80% against eligible receivables within ninety (90) days from invoice. The balance outstanding at March 31, 2001 was $266,000. The securities related to the Covington Capital debenture and the MLTV note payable are subordinated to the bank debt.

The Company expects to replace this interim credit facility with a modified credit facility with Silicon Valley Bank for the normal one-year term by the June 15, 2001 expiration date. The terms and conditions of this new modified facility have not yet been fully determined as of the date of these statements. However, the Company's management anticipates the final conditions to be similar to the existing facility and there will be no significant impact on the Company's current access to its credit resources.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $631,000 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company. The lender has agreed not to require any principal repayments prior to June 30, 2001. This note is subordinated to the bank debt with Silicon Valley Bank and exceeds in priority with regard to the Covington Capital Corporation promissory note. On January 20, 2001, MLTV assigned their interests in the debt to the Company's Chairman and Chief Executive Officer, Charles G. Marianik.

On October 31, 1995, the Company completed a $1,100,000 ($1,500,000 Canadian) financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. The Company granted a security interest in all of the Company's right, title and interest in all accounts and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranks below the subordinated promissory note payable to MLTV in priority. The outstanding balance as of March 31, 2001 was $743,000 ($1,169,000 Canadian).

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

If the Company has to repay some of the short term maturing debt, it will lose a substantial portion of its financial resources to pursue its current plans. While management believes that the Company can refinance its maturing debt, there is no guarantee that it will be able to do so.

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



                                       PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: May 15, 2001                     By: /s/ Charles G. Marianik
                                           ------------------------
                                          Charles G. Marianik
                                          President, Chief Executive Officer
                                          and Director
                                          (Principal Executive Officer)