Form 10KSB40
period 2001-06-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2001-10-15
CIK 808338

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended June 30, 2001
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from __________ to __________

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

Yes  X                                                        No
    ---                                                          ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year. $7,387,799

     As of September 30, 2001, the registrant had 1,182,659 shares of its Common Stock outstanding. The aggregate market value of the voting stock held by non-affiliates of the registrant as of that date is $307,491.

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

PTI moved its head offices from Monmouth Junction, New Jersey to Lawrenceville, New Jersey in July 2000. PTI sells its products in North America through a direct sales force, located in four different sales offices in the U.S. and Canada.

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

Formerly European sales, service, distributors and product distribution was managed from offices located in London England, through an unincorporated branch office of the Company (PTI UK). In September of 1994, PTI established a 51% owned subsidiary, PhotoMed GmbH in Wedel, Germany, to handle sales and service in Germany, Austria, Benelux and Scandinavia, through a direct sales force. In July of 1995, PTI acquired 100% of the subsidiary. On December 1st 1999, PhotoMed was sold to Charles Marianik the President of PTI. The PhotoMed entity will continue to distribute PTI's product in the same geographical area as its primary business. In addition, PhotoMed has taken over service support for all of Europe. The intent of the sale of PhotoMed is to gain access to European financing in order to expand the sales and marketing of PTI's products in Europe and to free up financial resources of PTI for marketing and sales in the rest of the world.

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

PTI is currently test marketing a new light source line that will offer even more efficient power output than its current light sources. PTI has applied for patent.

In conjunction with M.U.T., a German engineering Company, PTI is introducing a new intelligent, portable spectrophotometer. This device has the capability to detect many different types of substances or to analyze light, such as color detection. In addition to the two current models PTI will introduce a full line of accessories. Currently the product is being marketed through the component group, but it is expected that over the next few years the product will become an independent product line.

This product line has a very broad market, since these modules can be used wherever light is used. In addition, the modules are being sold as singles units, as well as included in several PTI systems. There are significant O.E.M. applications that PTI is currently actively pursuing. This product line is PTI's oldest. The products have been totally redesigned and kept up to the latest technology and specifications.

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

Added to this product line in the next fiscal year is the new fluorescence microscopy systems. These systems are used for routine fluorescence applications in microscopy.

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

The unique strobe technique, through the introduction and sales of the StrobeMaster(TM) and LaserStrobe(TM), has started to be recognized and accepted for measuring fluorescence lifetimes.

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

In addition to private industry, universities and hospitals, a significant source of the Company's sales comes from government-supported purchases (except in the U.S. where health care is privatized). The major market for fluorescence instrumentation is still limited to the developed nations. The U.S. and Canada are by far the largest markets estimated at 30% of the total world market. This is followed by Europe, which is roughly equivalent to the North American market size. The Japanese market is around 10% and has local competition that is successful only in this market area. The remainder of the world accounts for less than 30%.

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

Proprietary Rights

PTI is a registered trademark of the Company. In addition: FeliX, TimeMaster, QuantaMaster, RatioMaster, Deltascan, PowerArc, PowerFilter, DeltaRam, ImageMaster are registered. The Company endeavors to maintain its know-how and technologies as trade secrets. The Company has one U.S. patent on each of the current Deltascan(TM), RatioMaster(TM) and the TimeMaster(TM) Fluorescence Lifetime systems, with expiration dates ranging from 2005 to 2017. US patent protection was granted in 1997 for the RAM technology. The Company also relies on trade secrets and proprietary know-how. There can be no assurance that the trade secret or propriety nature of such information will not wrongfully be breached by employees, consultants, advisors or others, or that the Company's trade secrets or propriety know-how will not otherwise become known or be independently developed by competitors in such a manner that the Company has no practical recourse.

Research and Development

PTI believes that its key strength is its product research. In 2001, the Company spent $309,032 (2000-$627,514), or approximately 4.2% (2000 - 8.5%), of total revenues on research and development, exclusive of capitalized software development costs. In the aggregate, the costs were $657,058, or 8.9%, and $971,176, or 13.1%, for the fiscal years 2001 and 2000, respectively.

The decline in spending on research and development in Fiscal 2001 relates primarily to a reorganization of the structure of the product development function. The Company formerly administered a portion of this function through its PhotoMed subsidiary which was disposed of during Fiscal 2000. On a pro-forma basis, the Company's spending on research and development in Fiscal 2001 is generally consistent with its spending levels during Fiscal 2000.

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

The cost of good sold reduction measures are particularly favorable to PTI at the current time in the European Economic Community, where the EU has deteriorated versus the U.S. dollar making domestic manufactured goods 15% more expensive during the last 18 months. Since most of PTI's competitors are U.S. companies or Japanese companies, PTI can reduce its prices and still make a reasonable margin.

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

Backlog

The Company's backlog consists of orders scheduled for delivery within three months. As of June 30, 2001, the Company backlog was $2,635,134 as compared with $1,488,991 as of June 30, 2000.

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

Human Resources

As of fiscal year ended June 30, 2001, the Company has 54 full-time employees, 17 of who are employed in the United States, 36 of who are employed by the Canadian Subsidiary in London, Ontario, Canada, 1 of who is employed in the London, England sales office. The total employees consist of 26 in manufacturing/operations, 17 in sales and marketing, 5 in product development and 6 in administration. None of the Company's employees are covered by collective bargaining agreements. The Company's success will depend in part on its continued ability to attract and retain high quality employees. The Company considers its relations with employees to be good.


ITEM 2.       DESCRIPTION OF PROPERTY

In July 2000, the Company relocated its headquarters to a 4,000 square feet office suite in Lawrenceville, New Jersey primarily for administrative and sales and marketing functions. The lease term is for five years and expires in 2005. The 9,000 square foot London, Ontario facility incorporates primarily production responsibilities, but also includes administrative, sales, and research and development functions. The lease term is for three years and expires in 2004. The new United Kingdom sales office in West Sussex, England is approximately 1,500 square feet and has a renewable quarterly occupancy.


ITEM 3.       LEGAL PROCEEDINGS

There is no material pending legal proceeding involving the Company or any of its properties.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2001.

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

                       QUARTERLY COMMON STOCK PRICE RANGES

                                             Fiscal 2001                              Fiscal 2000
                                             -----------                              -----------
   Quarter                            High                 Low                 High                 Low
   -------                            ----                 ---                 ----                 ---

1st (Jul. 1-Sep. 30)                  4                    1 3/4               1                    3/8
2nd (Oct. 1-Dec. 31)                  2 3/8                  1/2               1                    1/4
3rd (Jan. 1-Mar. 31)                  1 1/2                  1/2              14 3/4                1/4
4th (Apr. 1-Jun. 30)                  1                      2/5               4 1/2                3/4

Such over-the-counter market quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

As of June 30, 2001, the approximate number of holders of record of the common stock of the Company was 133, which does not include those owners who are registered with the Depository Trust Company.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Total revenues for Fiscal 2001 of $7,387,799 was generally consistent with Fiscal 2000 revenues of $7,420,453. Other revenue of $72,630 was substantially lower than Fiscal 2000, primarily the result of certain non-recurring, one-time items recognized during Fiscal 2000.

Total sales in North America of $6,877,000 increased by $492,000 or 7.7% from the Fiscal 2000 sales level of $6,385,000. This increase was primarily the result of more aggressive market penetration, as well as growth between 10% and 15% in key markets the Company maintains a leadership position in. Total sales in the UK of $511,000 decreased $524,000 from the Fiscal 2000 sales level. This decrease was primarily the result of a realignment of the European sales structure due to the divestiture of the PhotoMed subsidiary.

Cost of products sold during Fiscal 2001 of $3,675,556, or 49.8% of total revenue, was consistent with Fiscal 2000 levels. The Company continued its emphasis in the area of product cost reduction in connection with its ongoing research and development efforts.


Selling, general and administrative expenses for Fiscal 2001 of $2,498,527, or 33.8% of total revenues, decreased $226,239 from the Fiscal 2000 level of $2,724,766, or 36.7% of total revenues. This decrease was primarily due to restructuring in several overhead areas that occurred as a result of the sale of the PhotoMed subsidiary, as well as a shift of certain support functions to the Company's Canadian subsidiary.

Interest expense for Fiscal 2001 of $196,454, was 7.0% below the Fiscal 2000 level. This reduction was generally consistent with the reduction in the interest rate as well as lower average loan balances throughout the year versus Fiscal 2000.

Depreciation and amortization expenses for Fiscal 2001 of $ 498,080 was 4.4% higher than Fiscal 2000 due to higher amortization of software development costs associated with new products.

Net income for Fiscal 2001 of $168,690 was substantially higher than Fiscal 2000 primarily as a result of the items discussed above.

The resulting improvement in earnings per share during Fiscal 2001 was substantial, yielding basic and fully diluted earnings per share of $0.14 for Fiscal 2001 versus comparable earnings per share of $0.01 in Fiscal 2000.

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

Liquidity and Capital Resources

Working capital of $1,467,494 at June 30, 2001 decreased 4.6% from the comparable Fiscal 2000 level primarily due to an increase in the current portion of long-term debt and other short-term borrowings, offset partially by a significant increase in accounts receivable as a result of a very strong fourth quarter sales performance.

Current assets of $3,407,766 at June 30, 2001 increased $529,481 from the comparable Fiscal 2000 level. This increase was primarily due to a $465,795 increase in trade accounts receivable. The increase in trade accounts receivable at June 30, 2001 was due to the outstanding sales performance in the fourth quarter discussed above.

Current liabilities of $1,940,272 increased $600,655 from the comparable Fiscal 2000 level. This increase was primarily due to the increase in the current portion of long-term debt and other short term borrowings noted above.

On June 19, 2001 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $1,000,000. This credit facility will expire on February 26, 2002 and carries an interest rate at the prime rate plus 1.5% (8.25% at June 30, 2001). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 80% against eligible domestic and Canadian receivables within ninety (90) days from invoice date. The balance outstanding at June 30, 2001 was $806,072.

During March 1998, the Company reached an understanding with MLTV that interest would not accrue on the $630,731 principal amount of debt due by the Company and that such balance would only become due upon the sale of the company or at such time as MLTV were to dispose of its interest in the Company. On January 20, 2001, MLTV sold its shares in the Company to Photomed GmbH and the subordinated debenture to Charles G. Marianik, ("CGM"). Under the terms of the agreement, interest on the outstanding debenture will have a stated interest rate of ten (10%) percent per annum. CGM has agreed to waive all interest due and payable on the debenture until June 30, 2002. The term of the debenture is for three (3) years and will expire on June 20, 2004. Formal monthly repayment terms will begin in July 2002. This note is subordinated to the bank debt with Silicon Valley Bank.

On October 31, 1995, the Company completed a $1,100,000 financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt has a term of five years and bears interest at 12% per annum, compounded monthly. This agreement included a first option for 83,333 shares of common stock of the Company at $3.75 per share for a term of five years. (This expired October 31, 2000.) The Company granted a security interest in all of the Company's right, title and interest in all assets and proceeds. This collateral is subordinated to the bank debt with Silicon Valley Bank and ranked equally in priority with the subordinated promissory note payable to previously payable to MLTV. On June 19, 2001, CGM and Dr. Robert Curry purchased the subordinated debenture from Covington Capital Corporation. This purchase was financed by two separate notes payable to CGM and Dr. Robert Curry having a term of two (2) years, maturing June 19, 2003, bearing interest at twelve (12%) percent per annum.

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

If the Company has to repay some of the short term maturing debt, it will lose a substantial portion of its financial resources to pursue its current plans. Although the Company believes it can refinance its maturing debt, there is no guarantee that it will be able to do so.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of September 30, 2001.


                                   MANAGEMENT

       Name                   Age        Position
       ----                   ---        --------
Charles G. Marianik           55       Chairman of the Board, President,
                                       Chief Executive Officer and Director
Ronald Kovach                 60       Executive Vice President, Secretary and
                                       Director
Louis Balogh                  54       Director
Robert E. Curry               54       Director
Franklin J. Iris              71       Director
James F. Mrazek               60       Director

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

Robert E. Curry, Ph.D. was appointed Director in April 1996. Dr. Curry had previously served on the Board from December 1988 to July 1992, but resigned due to conflicting professional obligations at that time. Dr. Curry has been a General Partner of the Sprout Group, a venture capital company, since 1991 and responsible for M.L. Technology Venture, L.P. ("MLTV") an investor in the Company. Dr. Curry was President of Merrill Lynch R&D Management Inc. and President of Merrill Lynch Venture Capital, Inc. from 1990 to 1991. Dr. Curry also serves on the Boards of Adeza Biomedical, Emerald BioAgriculture, Corp., Instrumentation Metrics, Inc., Pathology Partners, Prometheus Laboratories, Inc. and Tripath Imaging. Dr. Curry received a B.S. degree from the University of Illinois in 1968 and a Masters degree in 1972 and a Ph.D. in 1974 from Purdue University.

Franklin J. Iris became a member of the Board of Directors in 1987 and has been the president of Iris and Associates since 1986. His firm provides investment consulting services for venture capital and emerging grown companies in the medical industry. He was a group president of the clinical laboratory business of Becton Dickinson and Company from 1973 to 1985, Chairman and Chief Executive Officer of Emzamatics, a medical diagnostics company from 1994 to 1995 and Chairman and Chief Executive Officer of Cistron Biotechnology, Inc. from 1998 to 1999. Mr. Iris received his B.S. degree from Fairfield University in 1953.

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

Dr. Louis Balogh was appointed by the Directors to replace Mr. William Brown until the year end shareholders meeting. Dr. Balogh is a practicing physician specializing in pediatrics. Dr. Balogh is the Chief of Staff and Vice President of York County Hospital in Newmarket, Ontario, Canada. From 1989 to 1994, he was Chairman of the Board of the Blue Hill Academy and Childen's Mental Health center from 1984 to 1992. Dr. Balogh was the Director of the Children's Aid Society from 1981 to 1987. Dr. Balogh received his degree in Medicine from the University of Western Ontario in 1972 and a special degree in pediatrics from McMaster University in 1978.

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

Based solely upon review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that there was compliance for the fiscal year ended June 30, 2001 with all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than five percent beneficial owners.


ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following table sets forth, for fiscal years ending June 30, 2001, 2000 and 1999, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2001 exceeded $100,000, (the "Named Executive Officers") with respect to services rendered by such persons to the Company and its subsidiaries

                           SUMMARY COMPENSATION TABLE

                                                                       Long Term Compensation
                               Annual Compensation                              Awards
                               -------------------                              ------

NAME AND                                                  Other                 Securities
PRINCIPAL                      Fiscal                     Annual                Underlying         All Other
POSITION                       Year       Salary($)       Compensation(1)       Options            Compensation(2)
--------                       ----       ---------       ---------------       -------            ---------------

Charles G. Marianik             2001       $182,465           $36,503              ---               $18,485
Chairman, Chief                 2000       $134,340           $33,461              ---               $30,496
Executive Officer               1999       $160,000           $33,608           28,333               $37,921
and President

Ronald J. Kovach                2001       $133,080           $18,968              ---               $ 3,540
Secretary and                   2000       $133,680           $15,235              ---               $ 6,986
Executive Vice                  1999       $115,000           $14,802            7,500               $ 6,399
President-Technology

(1) These amounts reflect personal benefits received by each Named Executive Officer during the 2001 fiscal year. These personal benefits include payments made on behalf of those individuals for (a) disability insurance premiums, which include $l,010 for Mr. Marianik and $154 for Mr. Kovach;
     (b) medical expenses not otherwise covered by the group plan, which include $3,274 for Mr. Marianik and $1,393 for Mr. Kovach; (c) auto allowance, which includes $16,500 for Mr. Marianik and $11,000 for Mr. Kovach, and (d) all income taxes attributed to insurance and personal benefits and paid by the Company as a result of their receipt of these personal benefits, which include approximately $15,719 for Mr. Marianik and approximately $6,421 for Mr. Kovach.

(2) These amounts reflect supplemental term life insurance premiums for each Named Executive Officer, which includes for the 2001 fiscal year a premium of $1,677 for Mr. Kovach. For Mr. Marianik, these amounts also include the premiums of $18,485 for each fiscal year paid on a permanent-whole life insurance policy. For Mr. Kovach, these amounts also include a premium of $1,863 for a permanent-whole life policy.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended June 30, 2001. No stock appreciation rights were granted to these individuals during such year.


                              Individual Grants(1)
                              --------------------

                Number of
               Securities
               Underlying          % of Total
                 Options         Options Granted       Exercise
                 Granted         to Employees in         Price        Expiration
       Name        (#)(1)          Fiscal Year         ($/Sh)(2)         Date
       ----        ------          -----------         ---------         ----

       None


(1) All options granted to Named Executive Officer are incentive stock options under the federal tax laws and were granted on June 30, 2001. Pursuant to the option agreement evidencing these options, the options were to become exercisable in three (3) successive equal annual installments, with the first such installment to vest at the grant date.

(2) The exercise price may be paid in cash or in shares of the Company's Common Stock. Alternatively, the option may be exercised through a same-day sale program with no cash outlay required of the optionee.


                          FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding the number and value of unexercised options held by each of the Named Executive Officers as of June 30, 2001. None of the Named Executive Officers exercised any stock options in 2001. No stock appreciation rights were exercised during such year or were outstanding at the end of that year.

                                                                        Value of Exercisable/
                              Number of Securities                      Unexercisable In-the-
                             Underlying Unexercised                      Money Options at
                             Options at June 30, 2001                    June 30, 2001  (1)
                             ------------------------                    ------------------

                          Exercisable          Unexercisable        Exercisable       Unexercisable
                          -----------          -------------        -----------       -------------
Charles G. Marianik          42,888               9,445                  $0            $0
Ronald J. Kovach             41,951               2,500                  $0            $0

(1) Equal to the fair market value of securities underlying the option at fiscal year end ($1.20 per share) minus the exercise price payable for those securities.

Director Remuneration

Directors have not been paid a fee for serving on the Board or any committees of the Board with the exception of Mr. Brown who will receive a per meeting fee of $750 (Canadian Dollars) as part of the financing agreement with Covington Capital Corporation. Directors are reimbursed for expenses related to attending Board or committee meetings and annually are granted non-qualified stock options to purchase the Company's Common Stock under the automatic option grant provision of the Company's Stock Option Plan, as amended (the "Plan"). In the fiscal year ended June 30, 2001 the Company paid an aggregate of $6,947 for director traveling expenses. In addition, each non-employee director received an option grant to purchase 3,333 shares of Common Stock on January 4, 2001 at an option price of $0.69 per share under the Automatic Option Grant Program in effect for non-employee directors under the Company's Stock Option Plan. Each option has a maximum term of ten (10) years measured from the grant date, subject to earlier termination following the optionee's cessation of Board service. Each option is immediately exercisable for all of the option shares; however, any shares purchased under the option will be subject to repurchase by the Company, at the option exercise price paid per share, upon the optionee's cessation of Board service prior to vesting in those shares. The shares subject to each grant will vest in three successive equal annual installments upon the optionee's completion of each year of Board service over the three-year period measured from the grant date. However, the option shares will immediately vest in full upon certain changes in control or ownership of the Company or upon the optionee's death or disability while serving as a Board member.

Employment Agreements, Termination of Employment and Change-In-Control
Agreements

On June 30, 2001, the employment agreement between the Company and Mr. Marianik was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Marianik to a base salary of $210,000 in 2001. Under such agreement, Mr. Marianik is to be employed by the Company in an executive capacity as Chairman of the Board, Chief Executive Officer and President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or (iii) a substantial change in his position with the Company, Mr. Marianik will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile allowance and a life insurance policy, paid in full by the Company.

On June 30 2001, the employment agreement between the Company and Mr. Kovach was automatically extended for two years in accordance with the terms of the contract. This employment agreement entitled Mr. Kovach to a base salary of $135,000 in 2001. Under such agreement, Mr. Kovach is to be employed by the Company in an executive capacity as Executive Vice President, or in a position substantially similar thereto. In the case of (i) a change in control, sale or merger of the Company, (ii) the termination of his employment without cause, or
(iii) a substantial change in his position with the Company, Mr. Kovach will be entitled to receive a minimum of two years of salary continuation (including bonuses), as well as to retain certain employee benefits, including an automobile allowance and a life insurance policy, paid in full by the Company

Pursuant to the express provisions of the Stock Option Plan, the outstanding options under the Plan held by the Chief Executive Officer and the Company's other Named Executive Officer will immediately accelerate in full and become exercisable for all of the shares at the time subject to that option in the event the Company is acquired by merger, consolidation or asset sale, unless the option is to be assumed by the successor corporation or otherwise replaced with a comparable option to purchase the shares of such successor corporation.

Pursuant to the terms of the option agreements the outstanding options will also accelerate and become immediately exercisable for all of the shares at the time subject to those options, should there occur certain changes in the ownership of more than twenty percent (20%) of the Company's outstanding voting securities or in the event there is a change in the majority of the Board members as a result of any tender for the Company's outstanding voting securities, merger or other business combination, or proxy contest for the election of Board members

No Named Executive Officer of the Company served on the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of September 1, 2001, information with respect to (a) each person (including any "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934) who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

Name of                                  Number of             Percent of Class
Beneficial Owner(1)                     Shares Owned             Outstanding (6)
-------------------                     ------------             ---------------
Charles G. Marianik(2)
Princeton Corporate Plaza
1009 Lenox Drive, Suite 104
Lawrenceville, NJ 08648                    805,506                   60.7%

Michael Winderbaum
120 N. LaSalle, Ste. 2900
Chicago, IL   60602                        119,600                    9.0%

Ronald Kovach(3)                            97,889                    7.4%

James F. Mrazek(5)                          28,666                    2.2%

Franklin J. Iris(4)                         28,014                    2.1%

All Directors and one Share-
holder as a Group (5 persons)              960,075                   72.3%

(1) For purposes of this table, a beneficial owner is one who, directly or indirectly, has or shares with others (a) the power to vote or direct the voting of the Common Stock or (b) investment power with respect to the common stock which includes the power to dispose or direct the disposition of the common stock.

(2) Includes 56,609 shares that may be acquired within sixty days of September 1, 2001 pursuant to the exercise of stock options.

(3) Includes 41,951 shares that may be acquired within sixty days of September 1, 2001 pursuant to the exercise of stock options.

(4) Includes 21,665 shares that may be acquired within sixty days of September 1, 2001 pursuant to the exercise of stock options.

(5) Includes 24,999 shares that may be acquired within sixty days of September 1, 2001 pursuant to the exercise of stock options.

(6) In calculation of percentages, there were 1,182,659 outstanding shares plus 145,224 options that could be exercised within sixty days of September 1, 2001. On this basis, for purposes of calculations, the number of shares used is 1,327,883.

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

     (b) No reports on Form 8-K were filed by the Company during the last quarter of fiscal 2001.

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

Exhibit 10 (d)      Exclusive  Licensing  Agreement  for   Deltascan(TM)software
                    program,   incorporated   by  reference  to  the   Company's
                    Registration   Statement  on  Form  S-18  (Registration  No.
                    33-10943-NY).

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

                                           PHOTON TECHNOLOGY INTERNATIONAL, INC.

Date: October 15, 2001                     By: /s/ Charles G. Marianik
                                               ---------------------------------
                                               Charles G. Marianik
                                               Chairman of the Board,
                                               Chief Executive Officer,
                                               President and
                                               Principal Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                      Title                                           Date
   ---------                      -----                                           ----

By:  /s/ Charles G. Marianik      Chairman of the Board and Chief              October 15, 2001
     --------------------------   Executive Officer, President and
     Charles G. Marianik          Director, (Principal Executive Officer)


By:  /s/ Ronald J. Kovach         Executive Vice President,                    October 15, 2001
     --------------------------   Corporate Secretary and Director
     Ronald J. Kovach

By:  /s/ Louis Balogh             Director                                     October 15, 2001
     --------------------------
     Louis Balogh

By:  /s/ Robert E. Curry          Director                                     October 15, 2001
     --------------------------
     Robert E. Curry

By:  /s/ Franklin J. Iris         Director                                     October 15, 2001
     --------------------------
     Franklin J. Iris

By:  /s/ James F. Mrazek          Director                                     October 15, 2001
     --------------------------
     James F. Mrazek


                          INDEX TO FINANCIAL STATEMENTS


Photon Technology International, Inc.



The  following   Consolidated   Financial   Statements   of  Photon   Technology
International, Inc. are included in Item 7:

                                                                            Page
                                                                            ----

 Report of Independent Auditors...............................................F2

 Consolidated Balance Sheet--As at June 30, 2001..............................F3

 Consolidated Statements of Operations and Comprehensive Income
 --For the Years Ended June 30, 2001 and 2000.................................F5

 Consolidated Statements of Stockholders' Equity--For the Years
 Ended June 30, 2001 and 2000.................................................F6

 Consolidated Statements of Cash Flows--For the Years Ended
 June 30, 2001 and 2000.......................................................F7

 Notes to Consolidated Financial Statements...................................F8


                                       F1

                         REPORT OF INDEPENDENT AUDITORS





To the Stockholders and the Board of Directors of Photon Technology International, Inc.

We have audited the accompanying consolidated balance sheet of Photon Technology International, Inc. as of June 30, 2001 and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the years in the two year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Photon Technology International, Inc. at June 30, 2001 and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2001, in conformity with United States generally accepted accounting principles.



                                                           /s/ Ernst & Young LLP

London, Canada                                                 Ernst & Young LLP
September 18, 2001                                         Chartered Accountants


                                       F2

PHOTON TECHNOLOGY INTERNATIONAL, INC

CONSOLIDATED BALANCE SHEET
As at June 30, 2001 (in U.S.$)

ASSETS
CURRENT ASSETS
      Cash and cash equivalents                                    $  210,680
      Trade accounts receivable, less allowances
         of $18,000                                                 1,663,644
      Inventory
         Raw materials                                                743,022
         Work in process                                              376,739
         Finished goods                                               230,038
                                                                   ----------
                                                                    1,349,799

      Prepaid expenses and other current assets                       183,643
                                                                   ----------

         TOTAL CURRENT ASSETS                                       3,407,766

PROPERTY AND EQUIPMENT
      Furniture and fixtures                                           86,163
      Machinery and equipment                                       1,424,809
                                                                   ----------
                                                                    1,510,972

LESS: Accumulated depreciation                                      1,061,891
                                                                   ----------
                                                                      449,081

OTHER ASSETS
       Note receivable (Note M)                                       840,456
       Intangible assets (Note L)                                   1,213,683
                                                                   ----------

                                                                   $5,910,986
                                                                   ==========


See Notes to Consolidated Financial Statements.

                                       F3

PHOTON TECHNOLOGY INTERNATIONAL, INC

As at June 30, 2001 (in U.S.$)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Bank indebtedness (Note C)                                 $   806,072
      Accounts payable                                               465,453
      Income taxes payable (Note F)                                    9,309
      Deferred revenue                                                86,069
      Accrued liabilities                                            243,960
      Current maturities of long term debt
         and capital lease obligations (Notes D and E)               329,409
                                                                 -----------
         TOTAL CURRENT LIABILITIES                                 1,940,272


LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS
         (Notes D and E)                                           1,077,885

PREFERRED SHARES - Canadian subsidiary (Note I)                    1,958,147

COMMITMENTS (Note E)

STOCKHOLDERS' EQUITY (Notes G, J and K)
      Preferred stock, $1,000 par value: authorized 500
           shares; no shares issued or outstanding;
      Common stock, no par value:  authorized
           3,333,333 shares; issued 1,295,810
           shares, including 113,151 shares
           in treasury stock                                       6,311,965
      Accumulated (deficit)                                       (5,335,479)
      Treasury stock, at cost                                        (48,756)
      Accumulated other comprehensive income                           6,952
                                                                 -----------

         TOTAL STOCKHOLDERS' EQUITY                                  934,682
                                                                 -----------

                                                                 $ 5,910,986
                                                                 ===========

See Notes to Consolidated Financial Statements.

                                       F4

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND
  COMPREHENSIVE INCOME
For the Years Ended June 30, 2001 and 2000 (in U.S.$)

                                                               2001                 2000
                                                               ----                 ----
REVENUE
      Net sales                                         $ 7,315,169          $ 7,295,910
      Other revenue                                          72,630              124,543
                                                        -----------          -----------
                                                          7,387,799            7,420,453
                                                        -----------          -----------

COSTS AND EXPENSES
      Cost of products sold                               3,675,556            3,592,239
      Selling, general, and administrative                2,498,527            2,724,766
      Research and development                              309,032              627,514
      Interest                                              196,454              211,173
      Depreciation                                          149,121              188,636
      Amortization                                          348,959              288,233
      Foreign exchange loss (gain)                           32,151              (10,183)
                                                        -----------          -----------
                                                          7,209,800            7,622,378
                                                        -----------          -----------

Income (loss) from operations                               177,999             (201,925)

Other income
      Gain from sale of subsidiary (Note M)                     -0-              108,709
      Sale of state tax losses (Note F)                         -0-               97,080
                                                        -----------          -----------
                                                                -0-              205,789
                                                        -----------          -----------

Income before income tax expense                            177,999                3,864

Income taxes (Note F)                                         9,309                  -0-
                                                        -----------          -----------

Net income                                              $   168,690          $     3,864
                                                        ===========          ===========

Other comprehensive income:
        foreign currency translation adjustment             169,565              398,087
                                                        -----------          -----------

Total comprehensive income                              $   338,255          $   401,951
                                                        ===========          ===========

Basic net income per common share                       $      0.14          $      0.01
                                                        ===========          ===========

Diluted net income per common share                     $      0.14          $      0.01
                                                        ===========          ===========

Weighted average number of common shares
outstanding                                               1,182,563            1,178,345
                                                        ===========          ===========



See Notes to Consolidated Financial Statements

                                       F5

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2001 and 2000 (in US$)

                                                                                          Accumulated
                                                                             Treasury     Other             Total
                                             Common         Accumulated      Stock,       Comprehensive    Stockholders'
                                             Stock             (Deficit)     At Cost      Income (Loss)     Equity
                                             -----             ---------     -------      -------------     ------

Balance at July 1, 1999                     $6,308,885       $(5,508,033)      $(51,081)      $(560,700)      $189,071

5,011 shares issued under
the Company's employee
stock purchase plan (Note G)                     1,081                            2,159                          3,240

Exercise of stock options                        1,499                                                           1,499

Net Income                                                         3,864                                         3,864

Cumulative foreign currency
   translation adjustment                                                                       398,087        398,087
                                            ----------       -----------       --------       ---------       --------

Balance at June 30, 2000                     6,311,465        (5,504,169)       (48,922)       (162,613)       595,761


386 shares issued under the
Company's employee stock
purchase plan (Note G)                             500                              166                            666

Net income                                                       168,690                                       168,690

Cumulative foreign currency
   translation adjustment                                                                       169,565        169,565
                                            ----------       -----------       --------       ---------       --------

Balance at June 30, 2001                    $6,311,965       $(5,335,479)      $(48,756)      $   6,952       $934,682
                                            ==========       ===========       ========       =========       ========

See Notes to Consolidated Financial Statements

                                       F6

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2001 and 2000 (in US$)

                                                                                   2001                2000
                                                                                   ----                ----
OPERATING ACTIVITIES:
     Net income                                                               $ 168,690           $   3,864
     Adjustments to reconcile net income  to net cash
       provided (used) by operating activities:
     Depreciation                                                               149,121             188,636
     Amortization                                                               348,959             288,229
     Gain from sale of subsidiary (Note M)                                          -0-            (108,709)


Changes in operating assets and liabilities:
     Increase in trade accounts receivable                                     (465,795)           (225,060)
     Decrease in inventory                                                       31,831             150,309
     Increase in prepaid expenses and
       other current assets                                                        (934)            (34,463)
     Increase in income taxes payable                                             9,309                 -0-
     (Decrease) increase in accounts payable and accrued liabilities            (11,933)             50,370
     (Decrease) increase in deferred revenue                                    (40,657)             77,117
                                                                              ---------           ---------
Net cash provided  by operating activities                                      188,591             390,293
                                                                              ---------           ---------

INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (191,967)            (35,628)
     Investments in patents                                                           0              (1,605)
     Capitalized software                                                      (348,026)           (343,662)
                                                                              ---------           ---------
Net cash used by investing activities                                          (539,993)           (380,895)
                                                                              ---------           ---------

FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable
       to shareholders                                                          700,000               3,240
     Proceeds from exercise of stock options                                        -0-               1,499
     Increase in bank indebtedness                                              390,786              27,667
     Repayment of long-term debt                                               (835,048)            (81,750)
     Repayment of capital lease obligations                                     (39,983)            (80,252)
                                                                              ---------           ---------
Net cash provided (used) by financing activities                                215,755            (129,596)
                                                                              ---------           ---------

Effect of exchange rate changes on cash and cash equivalents                    230,230             (25,362)
                                                                              ---------           ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             94,583            (145,560)
CASH AND CASH EQUIVALENTS - BEGINNING                                           116,097             261,657
                                                                              ---------           ---------
CASH AND CASH EQUIVALENTS - ENDING                                            $ 210,680           $ 116,097
                                                                              =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH PAID:
Interest                                                                      $ 166,381           $ 209,697
                                                                              =========           =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTION
In Fiscal 2000, the Company sold the PhotoMed GmbH subsidiary for a sum of $150,001, which included cash of $1 and a note receivable of $150,000.

Included in the PhotoMed note receivable balance of $840,456 are $690,456 of trade accounts receivables and other accumulated transactions outstanding from PhotoMed GmbH as of December 1, 1999.


See Notes to Consolidated Financial Statements

                                       F7

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in US$)

JUNE 30, 2001

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

1.   Principles of consolidation

     The consolidated financial statements of the Company include the accounts of Photon Technology International, Inc., its wholly owned subsidiary in Canada, and its sales branch in the United Kingdom. All significant inter-company transactions and balances are eliminated in consolidation.

2.   Foreign currency translation

     Assets and liabilities of the Company's international operations are translated into U.S. dollars using year-end exchange rates. Income and expense accounts are translated into U.S. dollars at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of Stockholders' Equity as accumulated other comprehensive income. Gains and losses from foreign currency transactions are credited to income or charged to expense as incurred.

3.   Cash and cash equivalents

     Cash and cash equivalents consist of temporary and highly liquid debt instruments with maturity at acquisition of three months or less, and are stated at cost plus accrued interest, which approximates market.

4.   Inventory

     Inventory is stated at the lower of cost or net realizable value for work in process and finished goods and at the lower of cost or replacement value for raw materials. The cost of inventory is determined using the first-in, first-out method.

                                       F8

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

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

6.   Intangible assets

     Software development costs are capitalized in accordance with the guidance of Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which provides for the capitalization of costs incurred from the point of establishing technological feasibility until the general release of the software. Amortization of software product development costs is computed using the straight-line method over the estimated economic life of the products, which is approximately five years. Software is an integrated component and included with each product system sale. Research and development costs not capitalized are charged to earnings as incurred.

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

7.   Revenue recognition

     The Company recognizes revenue when the risks and benefits inherent in ownership are transferred, which normally occurs at the time of shipment of products. Revenue under extended warranty and maintenance contracts is deferred and recognized in income as the related services are performed. In December 1999, the SEC released Staff Accounting Bulletin No. 101 [SAB 101]: Revenue Recognition in Financial Statements, which is effective for the Company's fiscal 2001 year end. The implementation of SAB 101 did not have a material affect on the Company's financial statements.

                                       F9

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

8.   Income taxes and investment tax credits

     The liability method under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", is utilized to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount and the tax basis of the respective assets and liabilities at the enacted tax rates. A valuation allowance against the deferred tax assets is provided when it is more likely than not that a portion or all of a deferred tax asset will be realized.

     Investment tax credits arise as a result of incurring qualified scientific research and development expenditures and are recorded in that year as a deduction from the related expenditures when there is reasonable assurance of collection.

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

10.  Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the per share amount that would have resulted if dilutive potential common stock had been converted to common stock, as prescribed by SFAS 128.

11.  Stock-based compensation

     Financial Accounting Standards Board ["FASB"] Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, provides an alternative to APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for stock-based compensation issued to employees. The Statement allows for a fair value based method of accounting for employee stock options and similar equity instruments. However, for companies that continue to account for stock-based compensation arrangements under Opinion No. 25, Statement No. 123 requires disclosure of the pro forma effect on net income and earnings per share of its fair value based accounting for those arrangements. The Company has determined the fair value of the options and warrants at their date of grant using a Black-Scholes option pricing model.

12.  Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


                                      F10

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE B - SEGMENT INFORMATION

The Company operates in one principal industry segment, the photonics industry. In addition, the Company is viewed as a single operating segment for purposes of resource allocation and assessing performance.

Geographical financial information for the years ended June 30, is as follows:
                                                            (in thousands)
                                                       2001                2000
                                                       ----                ----
Total sales to unaffiliated customers:
     North America                                     $6,877            $6,385
     United Kingdom                                       511             1,035
                                                       ------            ------
                                                       $7,388            $7,420
                                                       ======            ======

Net Capital Assets
     North America                                    $   441           $   378
     United Kingdom                                         8                 7
                                                       ------            ------

                                                      $   449           $   385
                                                      =======           =======


Total sales to unaffiliated customers are based on the location of the selling organization. Net capital assets of geographic areas are those assets used in and/or are directly related to the activities of the Company's specific operations in each of the locations.


                                      F11

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE C - BANK INDEBTEDNESS

Bank indebtedness as of June 30, 2001 consists of:

Working capital line of credit-Silicon Valley Bank                      $806,072


On June 19, 2001 the Company secured a working capital line of credit with Silicon Valley Bank for $1,000,000. This credit facility has been extended to February 26, 2002 and bears interest at prime plus 1.5% (8.25% at June 30, 2001). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all assets of the Company, the common stock of its wholly-owned Canadian subsidiary, and the United Kingdom branch office. The Company retains ownership of intellectual property and is restricted on the pledge of this property to any other party. The advances are based on 80% of eligible domestic and Canadian accounts receivable due within ninety days of invoice date and 80% of foreign receivables backed by letters of credit.

NOTE D - LONG TERM DEBT

Details of long-term debt as of June 30, 2001 are as follows:

     Subordinated promissory note payable to a
     Stockholder (Charles G. Marianik)                               $  630,761

     10% subordinated promissory note payable to:
     Dr. Robert Curry                                                   500,000
     Charles G. Marianik                                                200,000
                                                                     ----------

     Total                                                            1,330,761

     Less: current maturities                                           303,589
                                                                     ----------

     Long-term debt, net of current maturities                       $1,027,172
                                                                     ==========

                                      F12

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE D - LONG TERM DEBT--Continued

On September 20, 1995, the Company entered into an agreement with M.L. Technology Ventures L.P. ("MLTV"). MLTV had agreed to waive interest and required payments of principal until all of the outstanding shares currently held by MLTV have been disposed of by MLTV. This note was subordinated to the bank debt with Silicon Valley Bank (Note C) and ranked equally in priority with the Covington Capital Corporation promissory note. On January 20, 2001, MLTV sold its shares in the Company to PhotoMed GmbH and the subordinated debenture to Charles G. Marianik, ("CGM"). Under the terms of an agreement entered into between the Company and CGM on June 20, 2001, interest on the outstanding debenture will have a stated rate of ten (10%) per cent per annum. CGM has agreed to waive all interest due and payable on the debenture until June 30, 2002. The term of the debenture is for three (3) years and will expire on June 20, 2004. Formal monthly repayment terms begin in July, 2002.

On October 31, 1995, the Company completed a $1,100,000 financing agreement in the form of subordinated debt with C.I.-C.P.A. Business Ventures Fund, Inc., a venture capital fund of Covington Capital Corporation. This subordinated debt had a term of five years and bore interest at 12% per annum. The Company granted a security interest in all of the Company's right, title and interest in all assets and proceeds. This collateral was subordinated to the bank debt with Silicon Valley Bank and ranked equally in priority with the subordinated promissory note formerly payable to MLTV. On June 19, 2001, CGM and Dr. Robert Curry purchased the subordinated debenture from Covington Capital Corporation. This purchase was financed by two separate notes payable to CGM and Dr. Robert Curry having a term of approximately two (2) years, maturing June 19, 2003, with interest accruing at twelve (12%) per cent per annum.

The approximate aggregate amount of all long-term debt maturities for the year ended June 30, 2001 are as follows:

                  2002                                 $ 303,589
                  2003                                   581,673
                  2004                                   445,499
                                                      ----------
                                                      $1,330,761
                                                      ==========


                                      F13

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE E - LEASES

The Company has entered into capital and operating leases for equipment expiring through fiscal 2006. Aggregate monthly payments on capital leases ranging between $1,564 and $1,781 include imputed interest at rates ranging between 9.2% and 10.4%.

Future minimum lease payments under capital leases and rental charges under non-cancelable operating leases at June 30, 2001 are as follows:

                                                  Capital            Operating
                                                  Leases                Leases
         2002                                     33,277               156,229
         2003                                     19,330               155,394
         2004                                     17,009               158,309
         2005                                     17,009               161,428
         2006                                      4,457                49,193
         Thereafter                                  -0-                   -0-
                                                  -------             --------

         Total minimum lease payments            $91,082              $680,553
         Less interest                            14,549              ========
         Present value of net minimum            -------
         lease payments at June 30, 2001         $76,533
                                                 =======


Equipment under capital leases and accumulated amortization amounted to $167,210 and $102,755, respectively, as of June 30, 2001. Rental expense for operating leases was $150,181 and $255,490 for fiscal 2001 and 2000, respectively.


NOTE F - INCOME TAXES

At June 30, 2001 the Company has net operating loss carryforwards of approximately $3,763,000 for U.S. federal tax reporting purposes and approximately $100,000 for Canadian federal tax reporting purposes, which expire in varying amounts through 2015 and 2006, respectively. In addition, the Company has available scientific research expenditures of approximately $230,000 for Canadian federal tax reporting purposes that do not have an expiration date. The Company also has as of June 30, 2001, unused tax credits of approximately
$114,000 for U.S. Federal tax reporting purposes, which expire in varying amounts through 2003, to offset future income taxes.

                                      F14

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE F - INCOME TAXES -- Continued

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

The income tax expense for the years ended June 30, consists of the following:
                                                 2001                 2000
                                                 ----                 ----
  Current                                     $   9,309            $      -0-
  Deferred                                          -0-                   -0-
                                              ---------            ----------

  Tax expense                                 $   9,309            $      -0-
                                              =========            ==========

Significant components of the Company's deferred tax assets and liabilities as at June 30, 2001, are as follows:

Deferred Tax Assets                        Current            Non Current           Total
-------------------                        -------            -----------           -----

Accruals/Reserve                            $ 69,236         $         -0-      $     69,236
Net Operating Loss Carryforward                   -0-            1,586,221         1,586,221
Tax Credit Carryforward                           -0-              114,702           114,702
Other                                             -0-                1,498             1,498
                                            --------         --------------     -------------
Gross Deferred Tax Asset                      69,236             1,702,421         1,771,657
                                            --------         --------------     -------------

Deferred Tax Liabilities
------------------------

Capitalized Software Development Costs            -0-             (276,365)         (276,365)
Depreciation of Property & Equipment              -0-             (194,801)         (194,801)
                                            --------         --------------     -------------
Gross Deferred Tax Liability                      -0-             (471,166)         (477,166)
                                            --------         --------------     -------------
                                              69,236             1,231,255         1,300,491
Valuation Allowance For Deferred Tax
Assets                                       (69,236)           (1,231,255)       (1,300,491)
                                            --------         --------------     -------------

Net Deferred Taxes                          $     -0-        $          -0-     $         -0-
                                            =========        ==============     =============


                                      F15

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE F - INCOME TAXES -- Continued

U.S. and foreign income (loss) from operations before income tax provision for the years ended June 30, 2001 and 2000 is as follows:

                            2001                            2000
                            ----                            ----
  U.S.                   $ 171,570                       $ 71,421
  Foreign                    6,429                        (67,557)
                         ---------                       --------
                         $ 177,999                       $  3,864
                         =========                       ========

The U.S. statutory rate of 34% can be reconciled to the effective tax rate for the years ended June 30, as follows:

                                                              2001               2000
                                                              ----               ----
  Pre-tax income                                            $177,999          $   3,864
                                                            ========          =========
  Provision for taxes at statutory rate                       60,777              1,314
  Goodwill related to start-up of German operations               -0-            (6,968)
  Change in valuation allowance                              176,765            420,717
  Decrease in tax asset due to sale of subsidiary                 -0-          (338,282)
  Foreign tax rates in excess of U.S. Statutory rate              -0-            (4,250)
  Other                                                     (237,542)           (72,531)
                                                            --------          ---------
  Income tax expense                                        $     -0-         $      -0-
                                                            ========          =========


The Company paid no corporate income taxes during Fiscal 2001 or Fiscal 2000. During Fiscal 2001, one of the Company's subsidiaries, Photon Technology International (Canada) Inc., received a refund relating to overpayment of Fiscal 2000 corporate tax to the Province of Ontario in the amount of $8,250 ($8,100 in 2000).

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

                                      F16

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE  30, 2001

NOTE G - EMPLOYEE STOCK PURCHASE PLAN

The Company adopted an Employee Stock Purchase Plan, effective April 1, 1996, to provide eligible employees of the Company (including employees of the Canadian subsidiary) with the opportunity to acquire a proprietary interest in the Company. The price determination for the shares is based on 85% of the average between the bid and ask price during a specific six month period being either April to September or October to March. The number of authorized shares reserved for issuance at June 30, 2001 is 58,246 common shares. During fiscal 2001, 386 shares were issued in connection with the Employee Stock Purchase Plan. (5,011 shares were issued during 2000).

NOTE H - EMPLOYEE RETIREMENT BENEFITS

Effective July 1, 1999 the Company amended its salary reduction employee benefits plan, a qualified plan adopted to conform to the United States Federal tax code section 401(k). The Company will provide a matching contribution of 25% of all eligible employees' pre-tax contributions, not to exceed 1.5% of each employee's eligible compensation. The plan covers all full time employees in the United States who elect to participate and who meet the threshold of a minimum of 1,000 hours of service within the plan year. Most of the eligible employees have elected to participate. Each employee's pre-tax contributions are immediately vested upon participation in the plan. The employees' vesting of the Company's matching contribution for fiscal 2001 and 2000 is based upon length of service as follows:

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

The Company's contribution for year ended June 30, 2001 and June 30, 2000 was $11,774 and $10,211 respectively.

                                      F17

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE  30, 2001

NOTE I - PREFERENCE SHARES--Canadian Subsidiary

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

                                      F18

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE J - STOCK OPTIONS, WARRANTS AND STOCK BASED COMPENSATION

The Company adopted a Stock Option Plan (the "Plan") in 1987 to provide incentive and non-qualified common stock options for officers, key employees, and directors of the Company. The number of authorized shares issuable in the option pool is 300,000 at June 30, 2001. The Plan limits the maximum number of shares of common stock for which any one participant may be granted stock options per calendar year to 100,000 shares.

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

For the fiscal year ended June 30, 2001, the Company granted 6,666 stock options to directors under the automatic grant programs.

233,165 options, or 78.8% of the authorized shares in the option pool, have been granted as of June 30, 2001, of which 214,554 are exercisable. Of the granted options, 86,327, or 37.0%, are under the automatic option grant program, and 146,838 or 63% are under the discretionary option grant program. The exercise price of the common stock options range from $0.38 per share to $7.00 per share, and on a weighted average basis approximates $3.17 per share. The granted and outstanding options have expiration dates ranging from 2001 to 2011.

                                      F19

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE J - STOCK OPTIONS, WARRANTS AND STOCK BASED COMPENSATION--Continued

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

Pro forma information regarding net income and earnings per share is required under Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001: risk-free interest rate of 3.83% (2000-6.28%); dividend yields of 0.0% (2000-0.0%); volatility factors of the expected market price of the Company's common stock of 1.982 (2000-1.969); and a weighted-average expected life of the option of 4 years (2000-5 years).

The Company's pro forma information of the years ended June 30, 2001 and June 30, 2000 is as follows:

                                        2001                    2000
                                        ----                    ----
Net income under U.S. GAAP              $168,690                $3,864

Compensation expense per SFAS 123        (13,005)              (25,494)
                                        --------              --------

Pro forma net income (loss)             $155,685              $(21,630)
                                        ========              ========

Pro forma net income (loss) per
  common share                             $0.13                $(0.02)
                                        ========              ========

A summary of the Company's stock option activity, and related information as of June 30 is as follows:

                                                      2001                                      2000
                                                      ----                                      ----
                                                           Weighted                                       Weighted
                                           Number of        Average                   Number of           Average
                                            Options       Exercise Price              Options         Exercise Price
                                            -------       --------------              -------         --------------
Outstanding, beginning of year               233,166          $3.17                     243,303             $3.40
Granted                                        6,666            .50                      16,666               .42
Exercised                                          -            -                        (3,333)              .38
Expired                                       (6,667)           .38                     (23,470)             4.70
                                            --------                                    -------

Outstanding, end of year                     233,165          $3.17                     233,166             $3.17
                                            --------                                    -------

Exercisable at end of year                   214,554          $3.30                     201,222             $3.49
                                            --------                                    -------

Weighted-average value of
options granted during the period                              $.50                                          $.42
                                                               ====                                          ====

Exercise prices for options outstanding as of June 30, 2001 range from $0.38 to $7.00. The weighted-average remaining contractual life of those options is 4.3 years.

                                      F20

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE J - STOCK OPTIONS, WARRANTS AND STOCK BASED COMPENSATION--Continued

                                                                        Weighted
                                             Number                      Average             Weighted
                                     Outstanding at                    Remaining              Average
Range of Exercise Prices              June 30, 2001             Contractual Life       Exercise Price
------------------------              -------------             ----------------       --------------

Less than $1.00                              52,498                      4.6                 $0.78
$1.00 to $4.00                              136,668                      2.9                  2.95
Greater than $4.00                           43,999                      6.0                  5.52


                                                                     Weighted
                                             Number                   Average
                                     Exercisable at         Exercise Price at
Range of Exercise Prices              June 30, 2001             June 30, 2001
------------------------              -------------             -------------

Less than $1.00                              37,220                       .75
$1.00 to $4.00                              135,557                      3.33
Greater than $4.00                           41,777                      5.45


                                      F21

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE K  - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                          2001              2000
                                                      -------------------------------
Numerator:
Net income                                            $  168,690        $      3,864
                                                      -------------------------------
Numerator for basic and diluted income per share -
income available to common stockholders                  168,690               3,864
                                                      -------------------------------
Denominator:
Denominator for basic earnings per share - weighted
average shares outstanding                             1,182,563           1,178,345
Effect of dilutive securities
Warrants                                                      --                  --
                                                      -------------------------------

Dilutive  potential  common shares
Denominator  for diluted  income per share -
adjusted weighted-average shares and
assumed conversions.                                   1,182,563           1,178,345
                                                      -------------------------------

Basic income per share                                      0.14                0.01
                                                      -------------------------------
Diluted income per share                                    0.14                0.01
                                                      -------------------------------


NOTE L - INTANGIBLE ASSETS

     Intangible assets consist of the following as of June 30, 2001:

     Capitalized software development costs,
         net of accumulated amortization of $1,110,199              $    812,840

     Patents, net of accumulated amortization of
         $57,175                                                           7,110

     Purchase of technology rights, net of accumulated
         amortization of $481,267                                        393,733
                                                                      ----------

                                                                      $1,213,683
                                                                      ==========

The Company capitalized $348,026 of software development costs during fiscal 2001 ($343,662 in 2000). Amortization of capitalized software development costs was $258,358 for 2001 and $175,688 for 2000.

                                      F22

PHOTON  TECHNOLOGY  INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

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

The operations of PhotoMed GmbH for the five months ended November 30, 1999 are included with the fiscal 2000 results of operations of the Company as a whole in the Consolidated Statements of Operations and Comprehensive Income. The results of operations of PhotoMed for the five months ended November 30, 1999 were net revenues of $809,201, less costs and expenses of $770,497, for income from operations of $38,704.

Included with the previous fiscal year's Consolidated Statement of Operations is a gain of $108,709 from the sale of the PhotoMed GmbH subsidiary.

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


                                      F23

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE N - RELATED PARTY TRANSACTIONS

The following is a summary of transactions between the Company and PhotoMed GmbH for the fiscal year ended June 30, 2001.

                                                      2001               2000
                                                      ----               ----

Net Sales to PhotoMed                            $ 261,310          $ 120,300

Net Purchases from PhotoMed                      $  43,251          $   2,500
                                                 =========          =========

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

Included in the accounts receivable balance is $108,394 outstanding from PhotoMed GmbH at June 30, 2001.

There is a note receivable due to the Company from PhotoMed in the amount of $840,456 as of June 30, 2001. This represents the sum of $690,456 of accounts receivable and other transactions due the Company as of the disposal date and the $150,001 sale price of the PhotoMed subsidiary. (The accounts receivable balances were previously eliminated on the consolidated reporting basis.) The note receivable is payable within seven (7) years and is non-interest bearing, if the entire balance is repaid within one year. Interest will accrue thereafter on any outstanding balance that has not been repaid as of December 1, 2000 at a rate equal to the Company's effective borrowing rate.

NOTE O - COMPARATIVE AMOUNTS

Certain comparative amounts in the prior years have been reclassified to conform with the presentation adopted in the current fiscal year.

                                      F24

PHOTON TECHNOLOGY INTERNATIONAL, INC.,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE P - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table presents the carrying amounts and estimated fair market values of the Company's financial instruments as of June 30, 2001 (in 000's):

                                                      Book                 Fair
                                                      Value               Value
                                                      -----               -----
Financial Assets:
  Cash and cash equivalents                           $  211             $  211
  Trade accounts receivable                            1,664              1,664
  Note Receivable                                        840                840

Financial Liabilities:
  Bank indebtedness                                      806                806
  Accounts payable                                       465                465
  Accrued liabilities                                    244                244
  Long Term Debt: (Note D)
     Subordinated promissory note - payable
            To Charles G. Marianik                       631                556
     Subordinated promissory notes                       700                837
     Capital leases                                       44                 43

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

The Company's risk to earnings relating to foreign exchange fluctuations is its financial risk.

                                      F25

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--Continued (in US$)

JUNE 30, 2001

NOTE Q - SIGNIFICANT RISKS AND UNCERTAINTIES

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


NOTE R - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ["FASB"] issued Statements of Accounting Standard ["SFAS"] No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. In accordance with these pronouncements, goodwill [and intangible assets deemed to have indefinite lives] will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.


                                      F26