Form 10QSB
period 2001-09-30
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2001-11-28
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001, or

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

Yes     X                                  No
     -------                                  -------

The number of shares of Common Stock without par value outstanding as of September 30, 2001 was 1,182,659.

                                      INDEX
                                      -----


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.   FINANCIAL INFORMATION                                             PAGE
-------------------------------                                             ----

Item 1.   Financial Statements:

          Consolidated Balance Sheet as at September 30, 2001............. 3 - 4

          Consolidated Statements of Operations and
          Comprehensive Income (Loss) for the
          three months ended September 30, 2001 and 2000..................     5

          Consolidated Statements of Cash Flows for the
          three months ended September 30, 2001 and 2000..................     6

          Notes to Consolidated Financial Statements
          September 30, 2001.............................................. 7 - 8

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations...................9 - 11

PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings...............................................    12

Item 2.   Changes in Securities...........................................    12

Item 3.   Defaults Upon Senior Securities.................................    12

Item 4.   Submission of Matters to a Vote of Security Holders.............    12

Item 5.   Other Information...............................................    12

Item 6.   Exhibits and Reports on Form 8-K................................    12


SIGNATURES................................................................    13

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - UNAUDITED (in $US)


                                                    September 30
                                                        2001
                                                    -----------
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                          $   424,692
 Trade accounts receivable, less allowance            1,776,806
  of $18,000
 Inventory
   Raw materials                                        855,058
   Work in process                                      353,095
   Finished goods                                       226,417
                                                    -----------
                                                      1,434,570

Prepaid expenses and other current assets               187,770
                                                    -----------
                    TOTAL CURRENT ASSETS              3,823,838
                                                    -----------

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                  86,163
 Machinery and equipment                              1,424,037
                                                    -----------
                                                      1,510,200

LESS: Accumulated depreciation                       (1,099,376)
                                                    -----------
                                                        410,824
                                                    -----------


OTHER ASSETS
 Intangible assets                                    1,056,024
 Note receivable                                        840,456
                                                    -----------
                                                      1,896,480
                                                    -----------

TOTAL ASSETS                                        $ 6,131,142
                                                    ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - UNAUDITED - Continued (in $US)


                                                                             September 30
                                                                                     2001
                                                                              -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                                           $   721,333
  Accounts payable                                                                656,638
  Deferred revenue                                                                 86,069
  Accrued liabilities                                                             276,856
  Current maturities of long-term debt and capital lease obligations              322,761
                                                                              -----------
               TOTAL CURRENT LIABILITIES                                        2,063,657
                                                                              -----------

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                    1,032,872
                                                                              -----------

PREFERRED SHARES - Canadian subsidiary                                          1,958,147
                                                                              -----------

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common Stock, no par value:  authorized
     3,333,333 shares; issued 1,295,810 shares,
     including 113,151 shares in treasury stock                                 6,311,965
  Accumulated (deficit)                                                        (5,179,483)
  Treasury stock, at cost                                                         (48,756)
  Accumulated other comprehensive (loss)                                           (7,260)
                                                                              -----------
     TOTAL STOCKHOLDERS' EQUITY                                                 1,076,466
                                                                              -----------

                                                                              $ 6,131,142
                                                                              ===========


                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - UNAUDITED (in $US)

                                                             Three Months Ended
                                                               September 30,
                                                             ------------------

                                                        2001                  2000
                                                        ----                  ----
REVENUES
  Net sales                                         $ 2,370,271           $ 1,639,377
  Other revenue                                             359                21,634
                                                    -----------           -----------
                                                      2,370,630             1,661,011
                                                    -----------           -----------

COSTS AND EXPENSES
  Cost of products sold                               1,083,665               803,536
  Selling, general and administrative                   752,502               654,821
  Research and development                              158,996               174,774
  Interest                                               20,969                57,877
  Depreciation                                           49,293                38,346
  Amortization                                          150,025                79,556
  Foreign exchange (gain)                                (1,303)                 (160)
                                                    -----------           -----------
                                                      2,214,147             1,808,750
                                                    -----------           -----------

Income (loss) before income taxes                       156,483              (147,739)

Income taxes                                                487                   -0-
                                                    -----------           -----------

Net income (loss)                                   $   155,996           ($  147,739)
                                                    ===========           ===========

Other comprehensive (loss), net of tax:
   foreign currency translation adjustment              (14,212)              (13,716)
                                                    -----------           -----------

Total comprehensive income (loss)                   $   141,784           ($  161,455)
                                                    ===========           ===========


Basic net income (loss) per common share            $      0.13           $     (0.12)
                                                    -----------           -----------

Diluted net income (loss) per common share          $      0.13           $     (0.12)
                                                    -----------           -----------
Basic and diluted weighted average number
of common shares outstanding                          1,182,659             1,182,273
                                                    ===========           ===========

                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (in $US)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           ------------------

OPERATING ACTIVITIES:                                                    2001                2000
                                                                         ----                ----
Net income (loss)                                                     $ 155,996           ($147,739)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                         49,293              38,346
    Amortization                                                        150,025              79,556
Changes in operating assets and liabilities
    (Increase) in trade accounts receivable                            (113,162)            (95,377)
    (Increase) decrease in inventory                                    (84,771)            157,917
    (Increase) in prepaid expenses and other
        current assets                                                   (4,127)             (3,914)
    Increase in accounts payable and
       accrued liabilities                                              214,772              65,176
    (Decrease) in deferred revenue                                            0             (65,589)
                                                                      ---------           ---------
         Net cash provided by operating activities                      368,026              28,376
                                                                      ---------           ---------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                         0             (31,458)
   Capitalized software                                                       0             (84,646)
                                                                      ---------           ---------
         Net cash (used) by investing activities                              0            (116,104)
                                                                      ---------           ---------

FINANCING ACTIVITIES:
  Decrease in bank indebtedness                                         (84,739)            169,934
  Repayment of long-term debt                                           (51,662)            (29,810)
                                                                      ---------           ---------
         Net cash (used in) provided by financing activities           (136,401)            140,124
                                                                      ---------           ---------

  Effect of exchange rate changes on cash                               (17,613)             (9,419)
                                                                      ---------           ---------

INCREASE  IN CASH
  AND CASH EQUIVALENTS                                                  214,012              42,977

CASH AND CASH EQUIVALENTS-BEGINNING                                     210,680             116,097
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS-ENDING                                      $ 424,692           $ 159,074
                                                                      =========           =========

Supplemental disclosure of cash paid for:
  Interest                                                            $  20,841           $  57,291

                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2001.

NOTE B -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.

NOTE C - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) from continuing operations available to common stockholders from continuing operations by the weighted average number of common shares outstanding during the period. The net income (loss) from continuing operations available to common stockholders consists of net income (loss) from continuing operations. Dilutive earnings (loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001

NOTE D - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ["FASB"] issued Statements of Accounting Standard ["SFAS"] No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscals beginning after December 15, 2001. In accordance with these pronouncements, goodwill and intangibles with infinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets with finite lives will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in this quarter. The Company has no goodwill and its intangibles have a finite life. There is no effect of these new rules on the earnings and financial position of the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
---------------------

Net sales for the three months ended September 30, 2001 was $2,370,271, an increase of $730,894, or 45%, compared to the same period of fiscal 2001. The increase in sales reflects the shipment of backorders which existed from the end of the previous fiscal year.

Net sales for the North American sales offices for the quarter ended September 30, 2001 was $2,258,562 million, an increase of $758,562, or 51%, in comparison to the same period in fiscal 2001. Net sales for the UK sales office for the same period were $112,000. This amount reflects a decrease of $28,000, or 25%, for the same three-month period in fiscal 2001.

Total revenues for the three months ended September 30, 2001 of $2,370,630, which includes net sales and other revenue, increased $709,619, or 43%, compared to the same period of fiscal 2001. The increase in sales reflects the shipment of backorders from end of the previous fiscal year.

Cost of products sold for the first quarter of fiscal 2002 was $1,083,665, or 46%, of net sales, which compares to $803,536, or 49% of net sales for the same period of fiscal 2001. This decrease of 3% in cost of goods sold is the result of better economies of scale realized with higher volume of sales.

Selling (including marketing), general and administrative expenses were $752,502, or 32% of net sales, for the first quarter of fiscal 2002, an increase of $97,681, or 15%, in comparison to $654,821, or 40% of net sales, for the same period in fiscal 2001. The dollar increase in expenses and decrease in expenses in relation to sales is primarily due to increased sales activity.

Research and development expenses were $158,996, or 7% of net sales, a decrease of $15,858, or 9%, in comparison to $174,774, or 11% of net sales, for the same period in fiscal 2001. The decrease in R&D is due to the conclusion of several major projects, which are now complete.

Depreciation and amortization were $199,318, or 8% of net sales, compared to $117,902, or 7%, for the same period in fiscal 2001. The increase is primarily due to the amortization of capitalized software costs, as the product is now complete and will be introduced to the market.

Interest expense for the three months ended September 30, 2001 of $20,969, or 1% of net sales, compares to $57,877, or 4% of net sales for the same period in fiscal 2001. This decrease is due to lower average debt as well as lower interest rates.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)
---------------------------------

The Company reported a net profit of $155,996 for the first quarter in fiscal 2002, compared to a net loss of $147,739 for the first quarter of the prior fiscal year. The increased sales volumes and decrease in cost of products sold discussed above were the major impacts on income.

The resulting basic and diluted income per share performance based on the weighted average number of common shares outstanding for each period was a net gain of $0.13 per share for the first quarter of 2002 in comparison to a net loss of $(0.12) per share for the same period in fiscal 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The working capital of the Company at September 30, 2001 was $1,760,181 compared to $1,467,494 at June 30, 2001, an increase of $292,687 or 20%.

Current assets increased to $3,823,838, an increase of $416,072, or 12%, from June 30, 2001. This change primarily reflects an increase of $84,771 in the inventory, $214,012 in cash and $113,162 in accounts receivable. The inventory balance represented 4.2 months of sales in inventory, which is comparable to the
4.6 months of sales in inventory at June 30, 2001. The trade accounts receivable balance of $1,776,806 represents 2.2 months of sales in comparison to 2.4 months of sales at June 30, 2001.

Current liabilities of $2,063,657 increased $123,385 or 6% in comparison to the balance as of June 30, 2001. This increase was due principally to increases in accounts payable and accrued liabilities of $214,772 from the balances at June 30, 2001. The increase is primarily due to increased purchasing activity related to the higher sales level. This increase was offset in part by decreases in bank indebtedness of $84,739 and current maturities of debt and capital lease obligations of $6,648.

On June 19, 2001 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $1,000,000. This credit facility will expire on February 26, 2002 and carries an interest rate at the prime rate plus 2% (9.5% at September 30, 2001). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 80% against eligible domestic and Canadian receivables within ninety (90) days from invoice date. The balance outstanding at September 30, 2001 was $721,333.

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

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)
-------------------------------------------

The Company will continue to manage within its financial resources and attempt to balance its working capital needs with cash flow generated from operations and available current financing. The Company will continue to seek additional financing or alternate means to fully exploit its sales and marketing potential. The Company cannot be certain that it will be successful in its efforts.

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



                                    PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: November 28, 2001             By:  /s/ Charles G. Marianik
                                         --------------------------------------
                                         Charles G. Marianik
                                         President, Chief Executive Officer
                                         and Director
                                         (Principal Executive Officer)