Form 10QSB
period 2001-12-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2002-02-14
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001, or

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

The number of shares of Common Stock without par value outstanding as of December 31, 2001 was 1,182,659.

                                      INDEX


                      PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.  FINANCIAL INFORMATION                                           PAGE
------------------------------                                           ----

Item 1.  Financial Statements:

         Consolidated Balance Sheet as at December 31, 2001..............  3 - 4

         Consolidated Statements of Operations and
         Comprehensive Income (Loss) for the
         three months ended December 31, 2001 and 2000...................      5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss) for the
         six months ended December 31, 2001 and 2000.....................      6

         Consolidated Statements of Cash Flows for the
         three months ended December 31, 2001 and 2000...................      7

         Consolidated Statements of Cash Flows for the
         six months ended December 31, 2001 and 2000.....................      8

         Notes to Consolidated Financial Statements
         December 31, 2001............................................... 9 - 10

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................11 - 13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     14

Item 2.  Changes in Securities...........................................     14

Item 3.  Defaults Upon Senior Securities.................................     14

Item 4.  Submission of Matters to a Vote of Security Holders.............     14

Item 5.  Other Information...............................................     14

Item 6.  Exhibits and Reports on Form 8-K................................     14


SIGNATURES ..............................................................     15

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - UNAUDITED (in $US)


                                                              December 31
                                                                  2001
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                 $    402,887
 Trade accounts receivable, less allowance
  of $18,000                                                  2,195,060
 Inventory
   Raw materials                                                735,484
   Work in process                                              451,533
   Finished goods                                               245,383
                                                           ------------
                                                              1,432,400

Prepaid expenses and other current assets                       166,664
                                                           ------------
                    TOTAL CURRENT ASSETS                      4,197,011

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                          85,773
 Machinery and equipment                                      1,417,574
                                                           ------------
                                                              1,503,347

LESS: Accumulated depreciation                               (1,128,701)
                                                           ------------
                                                                374,646

OTHER ASSETS
 Intangible assets                                              905,475
 Note receivable                                                840,456
                                                           ------------
                                                              1,745,931

TOTAL ASSETS                                                 $6,317,588
                                                           ============








                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - UNAUDITED - Continued (in $US)


                                                                                               December 31
                                                                                                   2001

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness                                                                           $    688,427
  Accounts payable                                                                                 714,781
  Deferred revenue                                                                                  90,902
  Accrued liabilities                                                                              325,477
  Current maturities of long-term debt and capital lease obligations                               192,084
                                                                                              ------------
               TOTAL CURRENT LIABILITIES                                                         2,011,671

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                     1,074,386

PREFERRED SHARES - Canadian subsidiary                                                           1,958,148

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common stock, no par value:  authorized
     3,333,333 shares; issued 1,295,810 shares,
     including 113,151 shares in treasury stock                                                  6,311,965
  Accumulated deficit                                                                           (4,975,102)
  Treasury stock, at cost                                                                          (48,756)
  Accumulated other comprehensive loss                                                             (14,724)
                                                                                              ------------
     TOTAL STOCKHOLDERS' EQUITY                                                                  1,273,383
                                                                                              ------------

                                                                                                $6,317,588
                                                                                              ============



                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - UNAUDITED (in $US)

                                                                Three months ended
                                                                   December 31,

                                                            2001                  2000
                                                        -----------           -----------

REVENUES
  Net sales                                             $ 2,619,238           $ 1,580,834
  Other revenue                                              10,409                 1,479
                                                        -----------           -----------
                                                          2,629,647             1,582,313

COSTS AND EXPENSES
  Cost of products sold                                   1,180,652               786,755
  Selling, general and administrative                       762,799               512,335
  Research and development                                  258,855               144,449
  Interest                                                   31,818                54,472
  Depreciation and amortization                             186,728               131,647
  Foreign exchange loss                                       3,467                18,774
                                                        -----------           -----------
                                                          2,424,319             1,648,432

Other income (expenses)                                         -0-               (17,464)
                                                        -----------           -----------

Income (loss) before income taxes                           205,328               (83,583)

Income taxes                                                    950                   -0-
                                                        -----------           -----------

Net income (loss)                                       $   204,378           ($   83,583)
                                                        ===========           ===========

Other comprehensive (loss) income, net of tax:
   foreign currency translation adjustment                   (7,464)               17,150
                                                        -----------           -----------

Total comprehensive income (loss)                       $   196,914           ($   66,433)
                                                        ===========           ===========


Basic net income (loss) per common share                $      0.17           $     (0.07)
                                                        -----------           -----------

Diluted net income (loss) per common share              $      0.17           $     (0.07)
                                                        -----------           -----------

Weighted average number of common shares
outstanding                                               1,182,659             1,182,659
                                                        -----------           -----------






                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - UNAUDITED (in $US)

                                                                Six months ended
                                                                  December 31,

                                                            2001                   2000
                                                        -----------           -----------

REVENUES
  Net sales                                             $ 4,989,509           $ 3,220,211
  Other revenue                                              10,768                23,113
                                                        -----------           -----------
                                                          5,000,277             3,243,324

COSTS AND EXPENSES
  Cost of products sold                                   2,264,317             1,618,291
  Selling, general and administrative                     1,515,298             1,139,156
  Research and development                                  417,851               319,223
  Interest                                                   52,787               112,349
  Depreciation and amortization                             386,046               249,549
  Foreign exchange loss                                       2,164                18,614
                                                        -----------           -----------
                                                          4,638,463             3,457,182

Other income (expenses)                                         -0-               (17,464)
                                                        -----------           -----------

Income (loss) before income taxes                           361,814              (231,322)

Income taxes                                                  1,437                   -0-
                                                        -----------           -----------

Net income (loss)                                       $   360,377           ($  231,322)
                                                        ===========           ===========

Other comprehensive (loss) income, net of tax:
   foreign currency translation adjustment                  (21,666)                3,434
                                                        -----------           -----------

Total comprehensive income (loss)                       $   338,711           ($  227,888)
                                                        ===========           ===========


Basic net income (loss) per common share                $      0.31           $     (0.20)
                                                        -----------           -----------

Diluted net income (loss) per common share              $      0.31           $     (0.20)
                                                        -----------           -----------

Weighted average number of common shares
outstanding                                               1,182,659             1,182,659
                                                        -----------           -----------



                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (in $US)

                                                                            Three months ended
                                                                               Decmber 31,

OPERATING ACTIVITIES:                                                    2001                2000
                                                                      ---------           ---------
Net income (loss)                                                     $ 204,378           ($ 83,583)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                                         36,179              46,762
    Amortization                                                        150,549              84,886
    Other income (expense)                                                  -0-              17,464
Changes in operating assets and liabilities
    (Increase) in trade accounts receivable                            (418,269)            (24,151)
    Decrease in inventory                                                 2,170              33,254
    Decrease in prepaid expenses and other
        current assets                                                   21,106              59,119
    Increase (decrease) in accounts payable and
       accrued liabilities                                              106,784            (103,294)
    Increase in deferred revenue                                          4,833              52,830
                                                                      ---------           ---------
         Net cash provided by operating activities                      107,730              83,287
                                                                      ---------           ---------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                       -0-             (74,936)
   Capitalized software                                                     -0-             (71,221)
                                                                      ---------           ---------
         Net cash used in investing activities                              -0-            (146,157)
                                                                      ---------           ---------

FINANCING ACTIVITIES:
  Decrease in bank indebtedness                                         (32,906)            (42,639)
 Capital lease obligation incurred                                          -0-              47,896
  Employee stock purchase plan                                              -0-                 666
  Repayment of long-term debt                                           (89,162)             (1,691)
                                                                      ---------           ---------
         Net cash (used in) provided by financing activities           (122,068)              4,232
                                                                      ---------           ---------

  Effect of exchange rate changes on cash                                (7,467)             18,449
                                                                      ---------           ---------

DECREASE IN CASH
  AND CASH EQUIVALENTS                                                  (21,805)            (40,189)

CASH AND CASH EQUIVALENTS-BEGINNING                                     424,692             159,075
                                                                      ---------           ---------

CASH AND CASH EQUIVALENTS-ENDING                                      $ 402,887           $ 118,886
                                                                      =========           =========

Supplemental disclosure of cash paid for:
  Interest                                                            $  31,818           $  54,088





                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (in $US)

                                                                   Six months ended
                                                                     December 31,

OPERATING ACTIVITIES:                                          2001                2000
                                                            ---------           ---------
Net income (loss)                                           $ 360,377           ($231,322)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
    Depreciation                                               85,472              85,108
    Amortization                                              300,574             164,442
    Other income (expense)                                        -0-              17,464
Changes in operating assets and liabilities
    (Increase) in trade accounts receivable                  (531,416)           (119,527)
    (Increase) decrease in inventory                          (82,601)            191,171
    Decrease in prepaid expenses and other
        current assets                                         16,979              55,203
    Increase (decrease) in accounts payable and
       accrued liabilities                                    321,536             (38,119)
    Increase (decrease) in deferred revenue                     4,833             (12,759)
                                                            ---------           ---------
         Net cash provided by operating activities            475,754             111,661
                                                            ---------           ---------

INVESTING ACTIVITIES:
   Purchase of property and equipment                             -0-            (106,394)
   Capitalized software                                           -0-            (155,867)
                                                            ---------           ---------
         Net cash used in investing activities                    -0-            (262,261)
                                                            ---------           ---------

FINANCING ACTIVITIES:
   (Decrease) increase in bank indebtedness                  (117,645)            127,295
  Capital lease obligation incurred                               -0-              47,896
  Employee stock purchase plan                                    -0-                 666
  Repayment of long-term debt                                (140,824)            (31,501)
                                                            ---------           ---------
         Net cash provided by financing activities           (258,469)            144,356
                                                            ---------           ---------

  Effect of exchange rate changes on cash                     (25,078)              9,033
                                                            ---------           ---------

INCREASE  IN CASH
  AND CASH EQUIVALENTS                                        192,207               2,789

CASH AND CASH EQUIVALENTS-BEGINNING                           210,680             116,097
                                                            ---------           ---------

CASH AND CASH EQUIVALENTS-ENDING                            $ 402,887           $ 118,886
                                                            =========           =========

Supplemental disclosure of cash paid for:
  Interest                                                  $  52,787           $ 111,349





See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2001.

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

December 31, 2001

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

The Company has applied the new rules on accounting for goodwill and other intangible assets beginning July 1, 2001. The Company has no goodwill and its intangibles have a finite life. There is no effect of these new rules on the earnings and financial position of the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net sales for the three and six months ended December 31, 2001 of $2,619,238 and
$4,989,509   increased   $1,038,404,   or  65.7%,  and  $1,769,298,   or  55.0%,
respectively, compared to the same periods of fiscal 2001.

Net sales for the North American sales offices for the three and six months ended December 31, 2001 of $2,493,577 and $4,752,139 increased $949,062, or
61.3%, and $1,708,415, or 56.1%, respectively, in comparison to the same periods in fiscal 2001. The major reason for the sales increases were the shipment of heavy backlogs left over from the previous fiscal year-end coupled with increases in the order rate during the first six months of the year. Net sales for the UK sales office for the same periods were $125,661 and $237,370. These amounts reflect increases of $89,343, or 246.0%, and $60,883, or 34.5%, for the three and six-month periods, respectively.

Total revenues for the three and six months ended December 31, 2001 of $2,629,647 and $5,000,277, increased $1,047,334, or 66.2%, and $1,756,953, or
54.2%, respectively, compared to the same periods of fiscal 2001.

Cost of products sold for the three months ended December 31, 2001 was $1,180,652, or 45.1% of net sales, which compares to $786,755, or 49.8% of net sales for the same period of fiscal 2001. Cost of products sold for the six months ended December 31, 2001 was $2,264,317, or 45.4% of net sales, which compares to $1,618,291, or 50.3% of net sales, for the same period of fiscal 2001.

Selling (including marketing), general and administrative expenses for the three and six months ended December 31, 2001 were $762,799, or 29% of net sales and $1,515,298 or 30.3% of net sales respectively. This compares to $512,335, or 32.4% of net sales and $1,139,156 or 35.4% of net sales, respectively, for the same periods of fiscal 2001.

Research and development expenses for the three and six months ended December 31, 2001 were $258,855, or 9.9% of net sales and $417,851, or 8.4% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $144,449, or 9.1% of net sales and $319,223, or 9.9% of net sales, respectively.

Interest expense for the six months ended December 31, 2001 of $52,787 decreased $59,562, or 53.0%, in comparison to the prior fiscal year. Interest expense for the three months ended December 31, 2001 of $31,818 decreased $22,654, or 41.6%, in comparison to the same period in fiscal 2001. The decreases primarily relate to lower interest rates and decreased debt for the respective periods.

Depreciation and amortization of $186,728 and $386,046 for the three and six months ended December 31, 2001 increased $55,081, or 41.8%, and $136,497, or 54.7%, respectively, in comparison to the same periods in fiscal 2001.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)


RESULTS OF OPERATIONS (continued)

Foreign exchange losses for the three and six months ended December 31, 2001 of $3,467 and $2,164, respectively, compares to income of $18,774 and $18,614 for the same periods in fiscal 2001.

The Company reported net income of $204,378 for the three months ended December 31, 2001, compared to a net loss of $83,583 for the same period in fiscal year 2001. For the six months ended December 31, 2001 the net income was $360,377 in comparison to a net loss of $231,322 for the same period in fiscal 2001. Increased sales accounted for the increase in profit.

Basic net income (loss) per common share, based on the weighted average number of common shares outstanding for each period, was $0.17 and $0.31 for the three and six months ended December 31, 2001, in comparison to $(0.07) and $(0.20) for the same periods in fiscal 2001. The net income (loss) per share on a diluted basis was the same as the basic per share performance for each fiscal period..

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at December 31, 2001 was $2,185,340 compared to $1,467,494 at June 30, 2001, an increase of $717,846 or 48.9%.

Current assets of $4,197,011 increased $789,245, or 23.2%, from June 30, 2001. This change primarily reflects an increase of $531,416 and $192,207 in the accounts receivable and cash balances, respectively. The inventory balance represented 4.5 months of sales in inventory, which is comparable to the 4.6 months of sales in inventory at June 30, 2001. The trade accounts receivable balance of $2,195,060 represents 2.64 months of sales in comparison to 2.4 months of sales at June 30, 2001.

Current liabilities of $2,011,671 increased $71,399 or 3.7% in comparison to the balance as of June 30, 2001.

On June 19, 2001 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $1,000,000. This credit facility will expire on February 26, 2002 and carries an interest rate at the prime rate plus 2% (6.75% at December 31, 2001). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 80% against eligible domestic and Canadian receivables within ninety (90) days from invoice date. The balance outstanding at December 31, 2001 was $688,427.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

LIQUIDITY AND CAPITAL RESOURCES (continued)

The bank line is coming up for renewal and the Company intends to seek renewal under similar conditions with the same Bank.

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



                                    PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: February 14, 2002             By:  /s/ Charles G. Marianik
                                        ------------------------
                                        Charles G. Marianik
                                        President, Chief Executive Officer
                                        and Director
                                        (Principal Executive Officer)