Form 10QSB
period 2002-03-31
PHOTON TECHNOLOGY INTERNATIONAL INC
filed 2002-05-15
CIK 808338

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


   (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002, or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares of Common Stock without par value outstanding as of March 31, 2002 was 1,182,659.

                                               INDEX


                               PHOTON TECHNOLOGY INTERNATIONAL, INC.


PART I.  FINANCIAL INFORMATION                                                              PAGE
------------------------------                                                              ----
Item 1.  Financial Statements:

         Consolidated Balance Sheet as of March 31, 2002..................................  3 - 4

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         three months ended March 31, 2002 and 2001.......................................      5

         Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         nine months ended March 31, 2002 and 2001........................................      6

         Consolidated Statements of Cash Flows for the
         nine months ended March 31, 2002 and 2001........................................      7

         Notes to Consolidated Financial Statements
         March 31, 2002...................................................................  8 - 9

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................................10 - 11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................     12

Item 2.  Changes in Securities............................................................     12

Item 3.  Defaults Upon Senior Securities..................................................     12

Item 4.  Submission of Matters to a Vote of Security Holders..............................     12

Item 5.  Other Information................................................................     12

Item 6.  Exhibits and Reports on Form 8-K.................................................     12


SIGNATURES................................................................................     13

                          PART I. FINANCIAL INFORMATION

ITEM 1 --  FINANCIAL STATEMENTS

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - UNAUDITED ($US)


                                                                March 31
                                                                   2002
ASSETS

CURRENT ASSETS
 Cash and cash equivalents                                     $  344,285
 Trade accounts receivable, less allowance
  of $28,000                                                    1,480,180
 Inventory
   Finished goods                                                 446,062
   Work in process                                                473,435
   Raw materials                                                  687,788
                                                              -----------
                                                                1,607,285
Prepaid expenses and other current assets                         126,222
                                                              -----------
TOTAL CURRENT ASSETS                                            3,557,972

PROPERTY AND EQUIPMENT
 Furniture and fixtures                                            85,773
 Machinery and equipment                                        1,281,179
                                                               ----------
                                                                1,366,952
LESS: Accumulated depreciation                                   (989,017)
                                                               -----------
                                                                  377,935


OTHER ASSETS
  Intangible assets, net                                          754,926
  Note receivable                                                 840,456
                                                               ----------

TOTAL OTHER ASSETS                                             $1,595,382


TOTAL ASSETS                                                   $5,531,289
                                                               ----------


                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEET - UNAUDITED - Continued ($US)


                                                                                                 March  31
                                                                                                   2002

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank indebtedness [Note B]                                                                    $  291,746
  Accounts payable                                                                                 596,067
  Deferred revenue                                                                                  97,545
  Accrued liabilities                                                                              130,077
  Current maturities of long-term debt and capital lease obligations                               125,221
                                                                                                ----------
TOTAL CURRENT LIABILITIES                                                                        1,240,656

LONG TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                                     1,074,125

PREFERRED SHARES - Canadian Subsidiary                                                           1,958,147

STOCKHOLDERS' EQUITY
  Preferred stock, $1,000 par value, authorized 500
     shares; no shares issued or outstanding
  Common stock, no par value:  authorized
     3,333,333 shares; issued 1,295,810 shares,
     including 113,151 shares in treasury stock                                                  6,311,965
  Accumulated deficit                                                                           (4,969,618)
  Treasury stock, at cost                                                                          (48,756)
  Accumulated other comprehensive loss                                                             (35,230)
                                                                                                ----------
TOTAL STOCKHOLDERS' EQUITY                                                                       1,258,361
                                                                                                ----------

                                                                                                $5,531,289
                                                                                                ==========








                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME (LOSS) - UNAUDITED (in $US)

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                             -------------------------

                                                                              2002                    2001
                                                                              ----                    ----
REVENUES
  Net sales                                                               $1,941,231            $1,742,148
  Other income                                                                   133                25,937
                                                                          ----------            ----------
                                                                           1,941,364             1,768,085

COSTS AND EXPENSES
  Cost of products sold                                                      937,531               786,327
  Selling, general and administrative                                        608,674               630,664
  Research and development                                                   180,359               163,200
  Interest                                                                    24,797                49,643
  Depreciation and amortization                                              179,137               136,691
  Foreign exchange loss                                                        4,384                 2,091
                                                                          ----------            ----------
                                                                           1,934,882             1,768,616
                                                                          ----------            ----------

Income (loss) before income taxes                                              6,482                  (531)

Income taxes                                                                   1,000                   -0-
                                                                          ----------            ----------

Net income (loss)                                                         $    5,482            $     (531)
                                                                          ==========            ==========

Other comprehensive income (loss):
   Foreign currency translation adjustment                                   (20,506)               13,605
                                                                          ----------            ----------

Total comprehensive income (loss)                                         $  (15,024)              $13,074
                                                                          ==========            ==========


Basic and fully dilued net income (loss) per
 common share                                                             $     0.00            $     0.00
                                                                          ----------            ----------

Weighted average number of common
 shares outstanding                                                        1,182,659             1,182,659
                                                                          ==========            ==========







                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
INCOME  (LOSS) - UNAUDITED (in $US)

                                                                                 Nine Months Ended
                                                                                     March 31,
                                                                             -------------------------

                                                                              2002                    2001
                                                                              ----                    ----

REVENUES
  Net sales                                                               $6,930,740            $4,962,359
  Other income                                                                10,901                58,835
                                                                          ----------            ----------
                                                                           6,941,641             5,021,194

COSTS AND EXPENSES
  Cost of products sold                                                    3,201,848             2,404,620
  Selling, general and administrative                                      2,123,972             1,797,069
  Research and development                                                   598,210               482,423
  Interest                                                                    77,584               161,991
  Depreciation and amortization                                              565,183               386,241
  Foreign exchange loss                                                        6,548                20,705
                                                                          ----------            ----------
                                                                           6,573,345             5,253,049
                                                                          ----------            ----------

Income (loss) before income taxes                                            368,296              (231,855)

Income taxes                                                                   2,437                    -0-
                                                                          ----------            ----------

Net income (loss)                                                         $  365,859             ($231,855)
                                                                          ==========            ==========

Other comprehensive (loss) income :
   Foreign currency translation adjustment                                   (42,182)               17,039
                                                                          ----------            ----------

Total comprehensive income (loss)                                         $  323,677            $ (214,816)
                                                                          ==========            ==========


Basic and fully diluted net income (loss) per
 common share                                                             $     0.31            $    (0.20)
                                                                          ----------            ----------

Weighted average number of common
 shares outstanding                                                        1,182,659             1,182,659
                                                                          ==========            ==========











                 See Notes to Consolidated Financial Statements.

PHOTON TECHNOLOGY INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED - (in $US)

                                                                                  Nine Months Ended
                                                                                      March 31,
                                                                              ------------------------

OPERATING ACTIVITIES:                                                        2002                   2001
                                                                             ----                   ----
Net income (loss)                                                           $365,859             ($231,835)
Adjustments to reconcile net income (loss) to net
  cash provided (used) by operating activities:
    Depreciation                                                             106,419               133,780
    Amortization                                                             458,764               252,461
Changes in non-cash working capital items
   Decrease (increase) in trade accounts receivable                          183,464                (8,470)
    (Increase) decrease in inventory                                        (257,486)               97,790
    Decrease in prepaid expenses and other
        current assets                                                        57,421                37,408
    Increase in accounts payable and
       accrued liabilities                                                    13,373                90,681
    Increase in deferred revenue                                              11,476                22,310
                                                                            --------             ---------
            Net cash provided by operating activities                        939,290               394,125
                                                                            --------             ---------

INVESTING ACTIVITIES:
  Purchase of property and equipment                                         (35,273)             (108,658)
  Capitalized software                                                             0              (191,971)
                                                                            --------             ---------
         Net cash used in investing activities                               (35,273)             (300,629)
                                                                            --------             ---------

FINANCING ACTIVITIES:
  Decrease in bank indebtedness                                             (514,326)             (149,083)
  Repayment of long-term debt                                               (207,948)              (40,808)
                                                                            --------             ---------
         Net cash used in financing activities                              (722,274)             (192,595)
                                                                            --------             ---------

  Effect of exchange rate changes on cash                                    (48,138)               22,092
                                                                            --------             ---------


INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                       133,605               (77,007)

CASH AND CASH EQUIVALENTS-BEGINNING                                          210,680               116,097
                                                                            --------             ---------

CASH AND CASH EQUIVALENTS-ENDING                                            $344,285             $  39,090
                                                                            ========             =========

Supplemental disclosure of cash paid for:
  Interest                                                                  $ 73,655             $ 158,926



                 See Notes to Consolidated Financial Statements

PHOTON TECHNOLOGY INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

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

The accompanying consolidated financial statements of Photon Technology International, Inc. have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and the instructions to Form 10-KSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report or Form 10-KSB for the year ended June 30, 2001.


NOTE B - BANK INDEBTEDNESS

On June 19, 2001 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $1,000,000 and carries an interest rate at the prime rate plus 2% (6.75% at March 31, 2002). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 80% against eligible domestic and Canadian receivables within ninety (90) days from invoice date.

The credit facility with the bank expired on February 26, 2002. The Company has negotiated a renewal of their bank line with the same bank under similar terms and conditions, which extends to May 9, 2003. The balance outstanding at March 31, 2002 was $291,746.

NOTE C -- COMPARATIVE AMOUNTS

Certain comparative amounts in the prior year have been reclassified to conform to the presentation adopted in the current fiscal year.


NOTE D - INCOME (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders from continuing operations by the weighted average number of common shares outstanding during the period. Dilutive earnings
(loss) per share reflects the per share amount that would have resulted if diluted potential common stock had been converted to common stock, as prescribed by SFAS 128.


NOTE E - IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

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

ACCOUNTING FOR ASSET RETIREMENTS

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations" which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires recognition of the fair value of a liaibility for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The Company expects no effect of these new rules on the earnings and financial position of the Company.

ACCOUNTING FOR IMPAIRMENT AND DISPOSAL OF LONG LIVED ASSETS

In August 2001,  the FASB issued SFAS 144,  "Accounting  for the  Impairment and
Disposal of Long Lived Assets". SFAS 144 established a single model for the impairment of long lived assets and broadens the presentation of discountined operations to include more disposal transactions. The Company expects no effect of these new rules on the earnings and financial position of the Company.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the three and nine months ended March 31, 2002 of $1,941,231 and $6,930,740 increased $199,083, or 11.4%, and $1,968,381, or 39.7%, respectively, compared to the same periods of fiscal 2001.

Total revenues for the three and nine months ended March 31, 2002 of $1,941,364 and $6,941,641, increased $173,279, or 9.8%, and $1,920,447, or 38.2%, respectively, compared to the same periods of fiscal 2001. The primary increase in revenue is due to the realignment of the North American sales office.

Cost of products sold for the three months ended March 31, 2002 was $937,531, or 48.3% of net sales, which compares to $786,327, or 45.1% of net sales for the same period of fiscal 2001. Cost of products sold for the nine months ended March 31, 2002 was $3,201,848 , or 46.2% of net sales, which compares to $2,404,620, or 48.5% of net sales, for the same period of fiscal 2001.

Selling (including marketing), general and administrative expenses for the three and nine months ended March 31, 2002 were $608,674, or 31.4% of net sales and $2,123,972 or 30.6% of net sales, respectively. This compares to $630,664, or 36.2% of net sales and $1,797,069 or 36.2% of net sales, respectively, for the same periods of fiscal 2001. The decrease in selling, general and administrative expenses as a percent of sales is primarily due to the Company's efforts to decrease general and administrative expenses.

Research and development expenses for the three and nine months ended March 31, 2002 were $180,359, or 9.3% of net sales and $598,210, or 8.6% of net sales, respectively. In comparison to the prior fiscal year, these expenses were $163,200, or 9.4% of net sales and $482,423, or 9.7% of net sales, respectively.

Interest expense for the three months ended March 31, 2002 of $24,797 decreased $24,846, or 50%, in comparison to the prior fiscal year. Interest expense for the nine months ended March 31, 2002 of $77,584 decreased $84,407, or 52.1%, in comparison to the same period in fiscal 2001. The decreases primarily relate to lower interest rates and a decreased level of borrowing at Silicon Valley Bank.

Depreciation and amortization of $179,137 and $565,183 for the three and nine months ended March 31, 2002 increased $42,446, or 31.1%, and $178,942, or 46.3%, respectively, in comparison to the same periods in fiscal 2001.

Foreign exchange losses for the three and nine months ended March 31, 2002 of $4,384 and $6,548, respectively, compares to losses of $2,091 and $20,705 for the same periods in fiscal 2001.

The Company reported a net income of $5,482 for the three months ended March 31, 2002, compared to a net loss of $531 for the same period in fiscal year 2001. For the nine months ended March 31, 2002 the net income was $365,859 in comparison to a net loss of $231,855 for the same period in fiscal 2001. The primary increase in operating profit is due to higher sales.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS (continued)

RESULTS OF OPERATIONS (continued)

Basic net income per common share, based on the weighted average number of common shares outstanding for each period, was $0.00 and $0.31 for the three and nine months ended March 31, 2002, in comparison to $0.00 and $(0.20) for the same periods in fiscal 2001. The net income (loss) per share on a diluted basis was the same as the basic per share performance for each fiscal period.

LIQUIDITY AND CAPITAL RESOURCES

The working capital of the Company at March 31, 2002 was $2,317,316 compared to $1,467,494 at June 30, 2001, an increase of $849,822, or 57.9%. The increase in working capital is primarily due to the Company's lower level of borrowing against the line of credit.

Current assets of $3,557,972 increased $150,206, or 4.4%, from June 30, 2001. This change primarily reflects an increase of $133,605 in cash. The inventory balance represents 4.2 months of sales in inventory, which is comparable to the
4.6 months of sales in inventory at June 30, 2001. The trade accounts receivable balance of $1,480,180, represents 1.9 months of sales in comparison to 2.4 months of sales at June 30, 2001.

Current liabilities of $1,240,656 decreased $699,616, or 36.1%, in comparison to the balance as of June 30, 2001.

On June 19, 2001 the Company renewed its working capital line of credit with Silicon Valley Bank of California for $1,000,000 and carries an interest rate at the prime rate plus 2% (6.75% at March 31, 2002). Interest is due and payable monthly, and the principal is due at maturity. The collateral for the line represents a perfected first security interest in all the assets of the Company, its wholly owned Canadian subsidiary and United Kingdom branch. The Company will retain ownership of intellectual property and is restricted on the pledge of this property to any other party. The advance rate is based on 80% against eligible domestic and Canadian receivables within ninety (90) days from invoice date.

The credit facility with the bank expired on February 26, 2002. The Company has negotiated a renewal of their bank line with the same bank under similar terms and conditions, which extends to May 9, 2003. The balance outstanding at March 31, 2002 was $291,746.

If the Company has to repay some of the short term matured debt, it will lose a substantial portion of its financial resources to pursue its current plans. Whereas there is every reason to believe that the Company can refinance its matured debt, there is no guarantee that it will be able to do so.

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

         The Company held it's annual general meeting in February 2002.

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



                                        PHOTON TECHNOLOGY INTERNATIONAL, INC.




Date: May 15, 2002                      By:  /s/ Charles G. Marianik
                                            ------------------------
                                           Charles G. Marianik
                                           President, Chief Executive Officer
                                           and Director
                                           (Principal Executive Officer)